Form 10QSB
period 1995-08-31
CANCER TREATMENT HOLDINGS INC
filed 1995-10-13
CIK 832092

                  U.S. Securities and Exchange Commission
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
         [x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For Quarter ended August 31, 1995            Commission file No. 0-16964
                  ---------------                                -------

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                EXCHANGE ACT

For the transition period from            to
                                                 ----------  ---------


                      CANCER TREATMENT HOLDINGS, INC.
----------------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

                 Nevada                                 87-0410907
----------------------------------------------------------------------------
          (State or other jurisdiction of             (IRS Employer
           incorporation or organization)              Identification No.)

   4491 South State Road Seven, Suite 200, Fort Lauderdale, Florida, 33314
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 321-9555
-----------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes   x   .
No       .                                                          ------
   -----

The number of shares outstanding of each of the issuer's classes of common equity, as of October 6, 1995: 3,495,765
                               -----------

                       CANCER TREATMENT HOLDINGS, INC.






INDEX


                                                               Page
                                                              ------
PART  I - FINANCIAL INFORMATION


          ITEM 1.   FINANCIAL STATEMENTS:

                    Consolidated Balance Sheets
                     as of August 31, 1995 and May 31, 1995        2

                    Consolidated Statements of Operations
                     for the Three Months Ended
                     August 31, 1995 and 1994                      3

                    Consolidated Statements of Cash Flows
                     for the Three Months Ended
                     August 31, 1995 and 1994                      4

                    Notes to Consolidated Financial Statements     5

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF CONSOLIDATED FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                      6


PART II - OTHER INFORMATION

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K               8


SIGNATURES                                                         9


               CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                           ASSETS                     August 31,     May 31,
                                                         1995         1995
                                                     (Unaudited)
Cash                                                 $   930,086   $1,366,141
Accounts receivable, net of allowance for doubtful
 accounts of $123,186 and $145,604                     2,303,509    1,929,785
Notes receivable net of discount of
 $104,555 and $107,465, respectively                     328,777      325,867
Receivables from related parties                         485,721      445,578
Other current assets                                     345,508      525,483
                                                      ----------   ----------
     Total current assets                              4,393,601    4,592,854

Long-term notes receivable, net of discount of
 $238,626 and $264,522, respectively                   1,530,821    1,613,258
Property and equipment, net                              782,507      784,974
Investments in partnerships and ventures                 599,813      586,989
Intangible assets, net                                 1,039,069      993,638
Other assets                                             259,334      123,132
                                                      ----------   ----------
     Total assets                                     $8,605,145   $8,694,845
                                                      ==========   ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                     $  913,457   $  191,700
Accounts payable and accrued expenses                    933,449    1,005,622
Due to Medicare                                             -         826,319
                                                      ----------   ----------
     Total current liabilities                         1,846,906    2,023,641

Long-term debt                                           173,874      180,085
Deferred income taxes                                    234,711      234,000
Minority interest                                         21,753       21,753
                                                      ----------   ----------
     Total liabilities                                 2,277,244    2,459,479
                                                      ----------   ----------
Commitments and contingencies (note 2)

Stockholders' equity:
  Common stock; $.003 par value, 50,000,000
   shares authorized, 3,495,765 shares issued             10,487       10,487
  Capital in excess of par value                       5,163,105    5,163,105
  Retained earnings                                    1,434,390    1,341,855
                                                      ----------   ----------
                                                       6,607,982    6,515,447

Treasury stock; 159,284 shares, at cost                 (280,081)    (280,081)
                                                      ----------   ----------
     Total stockholders' equity                        6,327,901    6,235,366
                                                      ----------   ----------
     Total liabilities and stockholders' equity       $8,605,145   $8,694,845
                                                      ==========   ==========

                                     2

               CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended August 31, 1995 and 1994

                                Unaudited

                                                        1995            1994
                                                     ----------     ----------
Net Patient Service Revenues                         $2,457,620     $2,598,141
Other revenues                                          394,639        196,030
                                                     ----------     ----------
     Total Revenues                                   2,852,259      2,794,171

Operating expenses:
 Professional care of patients                        2,212,912      1,988,526
 General and administrative                             240,745        286,454
 Direct costs of clinical supplies                      123,936         82,562
 Interest expense                                        25,291         29,848
 Depreciation and amortization                           79,082        111,194
                                                     ----------     ----------
     Total Expenses                                   2,681,966      2,498,584

Income before loss in earnings of
 partnerships, gain on sale of centers,
 minority interest and income taxes                     170,293        295,587

Loss in earnings of partnerships                        (12,758)        (9,796)

Gain on sale of centers                                      -         349,207

Minority interest                                            -         (85,788)
                                                     ----------     ----------
Income before provision for income taxes               157,535         549,210

Provision for income taxes                             (65,000)       (166,000)
                                                     ----------     ----------
Net income                                           $  92,535      $  383,210
                                                     ==========     ===========
Per share data:
 Net income per share                                $     .03      $      .11
                                                     ==========     ===========
Weighted average number of shares outstanding        3,495,765       3,395,679
                                                     ==========     ===========

                                       3

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended August 31, 1995, and 1994

                                  Unaudited
                                  ---------
               Increase (Decrease) in Cash and Cash Equivalents

                                                        1995           1994
                                                    ------------   -----------
Cash flows from operating activities:
 Net income                                         $     92,535   $   383,210
 Adjustments to reconcile net income to net cash     ------------  -----------
  used in operating activities:
   Accretion of discount on notes receivable             (28,806)          -
   Gain on sale of assets                                     -       (349,207)
   Depreciation and amortization                          79,082       111,194
   Equity in earnings of unconsolidated partnerships      12,758       (16,361)
   Minority interest                                          -        117,941
   Change in operating assets and liabilities, net
     of acquisitions and dispositions:
      Accounts receivable                               (373,724)     (552,548)
      Other assets, net                                   (5,644)      (37,978)
      Accounts payable and accrued expenses              (72,173)     (426,389)
      Income taxes payable                                65,000       166,000
      Due to Medicare                                   (826,319)      558,416
                                                     ------------   -----------
        Total adjustments                             (1,149,826)     (428,932)
                                                     ------------   -----------
     Net cash used in operating activities            (1,057,291)      (45,722)
                                                     ------------   -----------
 Cash flows from investing activities:
   Proceeds from sale of centers, net of transaction
    costs                                                     -        838,264
   Collections of notes receivable                       108,333           -
   Advances to related parties                           (40,143)      (86,869)
   Investments in Partnerships and ventures             (125,582)        8,188
   Acquisition of property and equipment                 (36,918)      (20,909)
                                                     ------------   -----------
     Net cash (used in) provided by investing
      activities                                         (94,310)      738,674
                                                     ------------   -----------
Cash flows from financing activities:
   Principal payments on debt                            (24,454)      (84,214)
   Short-term borrowings                                 740,000           -
                                                     ------------   -----------
     Net cash provided by (used in) financing
      activities                                         715,546       (84,214)
                                                     ------------   -----------
Net (decrease) increase in cash                         (436,055)      608,738
                                                     ------------   -----------
Cash at beginning of period                            1,366,141       527,505
                                                     ------------   -----------
Cash at end of period                               $    930,086   $ 1,136,243
                                                     ============   ===========
Supplemental disclosures:

Interest paid                                       $     24,000   $    27,431
Income taxes paid                                         50,000           -


Non-cash financing and investing activities:

In August 1994, the Company completed the sale of substantially all of the assets of two of its radiation therapy centers (CTI of West Broward, Inc. and Boca Raton Radiotherapy Associates, Ltd.) to an unrelated third party. The Company received $900,000 in cash and $2,600,000 in a subordinated promissory note which bears interest at prime and which the Company has recorded net of a discount of $448,803. The sale resulted in a gain of $349,207. The remaining assets sold and liabilities assumed in the transaction were as follows:

                     Property, plant and equipment       $(2,406,027)
                     Intangible assets, net                 (847,800)
                     Other assets                            (33,470)
                     Minority interest                       257,167
                     Long-term debt                          758,312

              CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ITEM 1. FINANCIAL STATEMENTS (continued)

        Notes to Consolidated Financial Statements

        1.   Preparation of Financial Statements:

        The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 1995. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the three months ended August 31, 1995, are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1995, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

        2.   Contingencies

        As a general partner, the Company is jointly and severally liable for the liabilities concerning the actions of Palm Beach Radiotherapy Associates, Ltd. ("Palm Beach") and has guaranteed certain liabilities of this Partnership amounting to $634,000 at August 31, 1995. In this connection, the Company could be held responsible for any and all liabilities arising from the actions of Palm Beach. The Company and the other partner of Palm Beach have executed demand promissory notes payable to Palm Beach which have been assigned as collateral to certain creditors of those Partnerships.

        3.   Sale of Radiation Therapy Centers

        On August 26, 1994, the Company sold substantially all of the assets of CTI of West Broward, Inc. and Boca Raton Radiotherapy Associates, Ltd. (the "Centers" ) for $3,500,000 consisting of $900,000 cash and $2,600,000 in a subordinated promissory note which bears interest at prime and is payable in monthly installments over six years. The Company recorded the note net of a discount of 14%, or $448,803, based on, among other factors, the Company's incremental borrowing rate and the credit risk of the buyer. The net gain on the sale amounted to $349,207. Concurrent with the sale, the Company entered into a 12-year management and billing and collection agreement under which the Company will receive 9.5% of annual net collected revenues and a six-year consulting agreement whereby the Company will receive $16,500 per month for consulting services.

        4.   Reclassifications

        Certain amounts have been reclassified in the financial statements for the three-month period ended August 31, 1994, to conform to the presentation in the financial statements for the three-month period ended August 31, 1995.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE MONTHS ENDED AUGUST 31, 1995

      1. Results Of Operations

      Comparison of the Three Months Ended August 31, 1995, to the Three Months Ended August 31, 1994

      Revenues for the three-month period ended August 31, 1995, increased $58,000 over the three-month period ended August 31, 1994, from $2,794,000 in 1994 to $2,852,000 in 1995.
      This increase was principally attributable to an increase in revenues from the billing and collection and management contracts with the buyers of the Coral Springs, Boca and Tampa centers and an increase in revenues from Leader and Med Tech (collectively the "home health division") offset by the reduction in revenues as a result of the sale of the Centers.

      For the three months ended August 31, 1995 and 1994, revenues were derived from the following payor sources:

                                                             1995              1994
                                                            Amount     %      Amount       %
                                                         ----------  -----  ----------  ------
      Medicare                                           $2,015,000   70.6  $1,738,000   62.2
      Health Maintenance Organizations                       -          -      353,000   12.6
      Commercial Insurance                                  283,000    9.9     429,000   15.4
      Other (primarily Medicaid)                            160,000    5.6      78,000    2.8
                                                         ----------  -----  ----------  ------
      Net patient service revenue                         2,458,000   86.1   2,598,000   93.0

      Billing/Collection and Management Fees                296,000   10.4     174,000    6.2
      Other Miscellaneous Revenues                           98,000    3.5      22,000    0.8
                                                         ----------  -----  ----------  ------
                                                         $2,852,000  100.0  $2,794,000  100.0
                                                         ==========  =====  ==========  ======

Changes in the current mix of payors, specifically those which would result in a decrease in the percentage of revenues from Medicare or third-party payors, may adversely effect the Company's future results of operations.

      Patient service revenues are derived from the operations of the home health division and the Company's radiation therapy center in Mississippi and, for the first quarter of fiscal 1995, the Coral Springs and Boca radiation therapy centers, which were sold at the end of the first quarter of fiscal 1995. Patient service revenues in total decreased $140,000 from $2,598,000 in 1994 to $2,458,000 in 1995. Revenues from the home health division increased $637,000 from $1,768,000 in 1994 to $2,405,000 in 1995. Med Tech participates in the Medicare program under which services are rendered to Medicare program beneficiaries and are reimbursed based on cost-reimbursement principles. The increase in revenues is primarily the result of an increase in the reimbursement rate of Med Tech. Over 90% of Med Tech's current business is with Medicare beneficiaries. Radiation therapy revenues decreased $778,000 from $830,000 in 1994 to $52,000 in 1995. The decrease was attributable to the sale of the Centers.


      Other revenues, which consist principally of management/consulting and billing and collection revenues and interest income, increased $198,000 from $196,000 in 1994 to $394,000 in 1995. This increase is primarily attributed to revenues from the management/consulting and billing and collection contracts with the buyers of the Coral Springs, Boca and Tampa centers. Interest income increased $72,000 during 1995 as a result of the interest income recognized from the notes receivable from the buyers of the Centers.

Operating expenses for the three-month period ended August 31, 1995, increased $183,000, or 7.3% over the three-month period ended August 31, 1994, from $2,499,000 in 1994 to $2,682,000 in 1995. This increase was primarily attributable to the following:

      Professional care of patients expenses increased $224,000 from $1,989,000 in 1994 to $2,213,000 in 1995 as a result of the increase in revenues in the home health division, offset by a decrease in expenses related to the sale of the Centers.

      General and administrative expenses decreased $46,000 from $287,000 in 1994 to $241,000 in 1995. This decrease is primarily attributed to the growth of Med Tech which resulted in the Company allocating more general and administrative expenses to Med Tech which operates on a Medicare cost-reimbursement basis. These allocated expenses are included in "professional care of patients" expense in the Company's Statement of Operations.

      Direct costs of clinical supplies increased $41,000 from $83,000 in 1994 to $124,000 in 1995. This increase was the result of the increase in revenues from Leader.

      2.   Liquidity and Capital Resources:

      As of August 31, 1995, the Company had working capital, including cash of $2,547,000, as compared to working capital of $2,569,000 at May 31, 1995. The decrease was primarily attributable to an increase in short-term borrowings offset by payments totaling $826,000 to Medicare during the quarter.

      During the three-month period ended August 31, 1995, cash decreased $436,000. The principal components of the decrease in cash are as follows:

           Cash used in operating activities amounted to $1,057,000 in 1995, compared to cash used in operating activities of $46,000 in 1994. The increase is primarily attributed to payments to Medicare of $826,000 and an increase in accounts receivable. The Company's current ratio (current assets over current liabilities) was 2.38 for 1995 and
           2.27 for 1994.

           Cash used in investing activities was $94,000 in 1995, compared to cash provided by investing activities of $739,000 in 1994. The 1994 amount included $838,000 in cash received from the sale of the centers.

           Cash provided by financing activities was $716,000 in 1995, compared to cash used in financing activities of $84,000 in 1994. The 1995 amount included $740,000 in short-term borrowings.

      Under the terms related to the sale of the Centers, the Company will receive approximately $50,000 per month due under the note from the buyer over the next six years, $16,500 per month in consulting fees over the next six years, and payments of 9.5% of the net monthly revenues collected by the buyer which the Company believes will average approximately $25,000 to $30,000 per month over the next twelve years. As a result of the sale of the Company's interest in the Tampa radiation therapy center, the Company will receive $150,000 per year over the next 10 years in consulting fees.

      Except for those items discussed above, and in the Company's latest Form 10-KSB for the year ended May 31, 1995, there are no existing material sources of liquidity available to the Company or material commitments for capital expenditures.
      There are no material trends, favorable or unfavorable, in the Company's capital resources. Management is unaware, except for those items discussed above, of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

                 CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES




                      PART II - OTHER INFORMATION




      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) There were no reports on Form 8-K filed during the three months ended August 31, 1995.

           (b)  Exhibit 27:  Financial Data Schedule

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CANCER TREATMENT HOLDINGS, INC.
                            -------------------------------
                                   (Registrant)



October 12, 1995      by: /s/ Louis W. Boisvert, III
                            ---------------------------
                             Louis W. Boisvert, III
                             Vice President of Finance and
                             Chief Financial Officer
                             (Principal Accounting Officer and Duly
                             Authorized Officer)