Form 10QSB
period 1995-11-30
CANCER TREATMENT HOLDINGS INC
filed 1996-01-12
CIK 832092

                  U.S. Securities and Exchange Commission
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
         [x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For Quarter ended November 30, 1995            Commission file No. 0-16964
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
   -----

The number of shares outstanding of each of the issuer's classes of common equity, as of December 29, 1995 was: 3,495,765
                                    -----------

                  CANCER TREATMENT HOLDINGS, INC.






INDEX

                                                                 PAGE
                                                                 ----
 PART  I - FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS:

                     Consolidated Balance Sheets
                      as of November 30, 1995 and May 31, 1995      2

                     Consolidated Statements of Operations
                      for the Three Month and Six Month Periods
                      Ended November  30, 1995 and 1994             3

                     Consolidated Statements of Cash Flows
                      for the Six Months Ended
                      November 30, 1995 and 1994                    4

                     Notes to Consolidated Financial Statements     5

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF CONSOLIDATED FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                      6


 PART II -OTHER INFORMATION

           ITEM 6.   SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS                               8

           ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K               8


 SIGNATURES                                                         9


                    CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                                      November 30,          May 31,
                                                          1995                1995
                                                      (Unaudited)
Cash                                                  $  208,473           $1,366,141
Accounts receivable, net of allowance for doubtful
 accounts of $135,411 and $145,604                     2,463,559            1,929,785
Notes receivable net of discount of
 $101,378 and $107,465, respectively                     331,954              325,867
Receivables from related parties                         560,967              445,578
Other current assets                                     420,209              525,483
                                                     -----------           ----------
     Total current assets                              3,985,162            4,592,854

Long-term notes receivable, net of discount of
 $214,937 and $264,522, respectively                   1,446,177            1,613,258
Property and equipment, net                              917,789              784,974
Investments in partnerships and ventures                 813,935              586,989
Intangible assets, net                                 1,001,648              993,638
Other assets                                             120,453              123,132
                                                     -----------           ----------
     Total assets                                     $8,285,164           $8,694,845
                                                     ===========           ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                     $  564,526           $  191,700
Accounts payable and accrued expenses                    902,544            1,005,622
Due to Medicare                                             -                 826,319
                                                     -----------           ----------
     Total current liabilities                         1,467,070            2,023,641

Long-term debt                                           167,494              180,085
Deferred income taxes                                    234,711              234,000
Minority interest                                         21,753               21,753
                                                     -----------           ----------
     Total liabilities                                 1,891,028            2,459,479
                                                     -----------           ----------
Commitments and contingencies (note 2)

Stockholders' equity:
  Common stock; $.003 par value, 50,000,000
   shares authorized, 3,495,765 shares issued             10,487               10,487
  Capital in excess of par value                       5,163,105            5,163,105
  Retained earnings                                    1,500,625            1,341,855
                                                     -----------           ----------
                                                       6,674,217            6,515,447

Treasury stock; 159,284 shares, at cost                 (280,081)            (280,081)
                                                     -----------           ----------
     Total stockholders' equity                        6,394,136            6,235,366
                                                     -----------           ----------
     Total liabilities and stockholders' equity       $8,285,164           $8,694,845
                                                     ===========           ==========

                 CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended              Six Months Ended
                                                November 30,                   November 30,
                                            1995           1994           1995           1994
                                         ----------     ----------     ----------     ----------
Net Patient Service Revenues             $2,339,628     $2,291,063     $4,797,248     $4,889,204
Other revenues                              381,814        364,094        776,453        560,124
                                         ----------     ----------     ----------     ----------
     Total Revenues                       2,721,442      2,655,157      5,573,701      5,449,328

Operating expenses:
 Professional care of patients            2,106,979      1,935,379      4,319,891      3,942,886
 General and administrative                 233,029        355,473        473,774        641,927
 Direct costs of clinical supplies          113,776         71,576        237,712        154,138
 Interest expense                            27,838          5,187         53,129         16,054
 Depreciation and amortization               94,142         48,439        173,224        159,633
                                          ----------     ----------     ----------     ----------
     Total Expenses                       2,575,764      2,416,054      5,257,730      4,914,638
                                          ----------     ----------     ----------     ----------
Income before loss in earnings of
 partnerships, gain on sale of centers,
 minority interest and income taxes         145,678        239,103        315,971        534,690

(Loss) gain  in earnings of partnerships    (29,443)        15,693        (42,201)         5,897

Gain on sale of centers                          -             -              -          349,207

Minority interest                                -         (45,487)           -         (131,275)
                                         ----------     ----------     ----------     ----------
Income before provision for income taxes    116,235        209,309        273,770        758,519

Provision for income taxes                  (50,000)       (70,000)      (115,000)      (236,000)
                                         ----------     ----------     ----------     ----------
Net income                               $   66,235     $  139,309      $ 158,770      $ 522,519
                                         ==========     ==========     ==========     ==========
Per share data:
   Net income per share                  $      .02     $      .04      $     .05      $     .15
                                         ==========     ==========     ==========     ==========
Weighted average number of shares
 outstanding                              3,495,765      3,395,765      3,495,765      3,395,765
                                         ==========     ==========     ==========     ==========

                                     3

                 CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended November 30, 1995, and 1994

                                  Unaudited
                                  ---------
                Increase (Decrease) in Cash and Cash Equivalents

                                                                    1995                1994
                                                               -----------         -----------
Cash flows from operating activities:
 Net income                                                    $   158,770         $   522,519
 Adjustments to reconcile net income to net cash               -----------         -----------
   used in operating activities:
   Accretion of discount on notes receivable                       (55,672)            (19,202)
   Gain on sale of assets                                               -             (349,207)
   Depreciation and amortization                                   173,224             159,633
   Equity in earnings of unconsolidated partnerships                42,201            (113,250)
   Minority interest                                                    -               65,592
   Change in operating assets and liabilities, net of
     acquisitions and dispositions:
      Accounts receivable                                         (533,774)           (448,391)
      Other assets, net                                              6,338             (27,101)
      Accounts payable and accrued expenses                       (103,078)         (1,051,545)
      Income taxes payable                                         115,000             236,000
      Due to Medicare                                             (826,319)            804,097
                                                               -----------         -----------
        Total adjustments                                       (1,182,080)           (743,374)
                                                               -----------         -----------
     Net cash used in operating activities                      (1,023,310)           (220,855)
                                                               -----------         -----------
 Cash flows from investing activities:
   Proceeds from sale of centers, net of transaction costs              -              838,264
   Collections of notes receivable                                 216,666              72,222
   Advances to related parties                                    (115,389)           (239,290)
   Investments in Partnerships and ventures                       (369,147)            (61,343)
   Acquisition of property and equipment                          (226,723)            (37,081)
                                                               -----------         -----------
     Net cash (used in) provided by investing activities          (494,593)            572,772
                                                               -----------         -----------
Cash flows from financing activities:
   Principal payments on debt                                     (379,765)           (235,002)
   Short-term borrowings                                           740,000                  -
                                                               -----------         -----------
     Net cash provided by (used in) financing activities           360,235            (235,002)
                                                               -----------         -----------
Net (decrease) increase in cash                                 (1,157,668)            116,915
                                                               -----------         -----------
Cash at beginning of period                                      1,366,141             527,505
                                                               -----------         -----------
Cash at end of period                                              208,473             644,420
                                                               ===========         ===========
Supplemental disclosures:

Interest paid                                                  $    44,752         $     7,302
Income taxes paid                                              $    50,000                  -


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

           CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ITEM 1. FINANCIAL STATEMENTS (continued)

        Notes to Consolidated Financial Statements

        1.   Preparation of Financial Statements:

        The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 1995. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the six months ended November 30, 1995, are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1995, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

        2.   Contingencies

        As a general partner, the Company is jointly and severally liable for the liabilities concerning the actions of Palm Beach Radiotherapy Associates, Ltd. ("Palm Beach") and has guaranteed certain liabilities of this Partnership amounting to $528,000 at November 30, 1995. In this connection, the Company could be held responsible for any and all liabilities arising from the actions of Palm Beach. The Company and the other partner of Palm Beach have executed demand promissory notes payable to Palm Beach which have been assigned as collateral to certain creditors of those Partnerships.

        3.   Sale of Radiation Therapy Centers

        On August 26, 1994, the Company sold substantially all of the assets of CTI of West Broward, Inc. and Boca Raton Radiotherapy Associates, Ltd. (the "Centers") for $3,500,000 consisting of $900,000 cash and $2,600,000 in a subordinated promissory note which bears interest at prime and is payable in monthly installments over six years. The Company recorded the note net of a discount of 14%, or $448,803, based on, among other factors, the Company's incremental borrowing rate and the credit risk of the buyer. The net gain on the sale amounted to $349,207. Concurrent with the sale, the Company entered into a 12-year management and billing and collection agreement under which the Company will receive 9.5% of annual net collected revenues and a six-year consulting agreement whereby the Company will receive $16,500 per month for consulting services.

        4.   Reclassifications

        Certain amounts have been reclassified in the financial statements for the six-month period ended November 30, 1994, to conform to the presentation in the financial statements for the six-month period ended November 30, 1995.
                                     5

                    CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1995

      1.   Results Of Operations

      Comparison of the Six Months Ended November 30, 1995, to the Six Months Ended November 30, 1994

      Revenues for the six-month period ended November 30, 1995, increased $125,000 over the six-month period ended November 30, 1994, from $5,449,000 in 1994 to $5,574,000 in 1995. This increase was principally attributable to an increase in revenues from the billing and collection and management contracts with the buyers of the Coral Springs, Boca and Tampa centers.

      For the six months ended November 30, 1995 and 1994, revenues were derived from the following payor sources:

                                                      1995                 1994
                                                     Amount        %      Amount       %
                                                   ----------   -----  ----------   -----
      Medicare                                     $3,987,000    71.6  $3,726,000    68.4
      Health Maintenance Organizations                     -       -      356,000     6.5
      Commercial Insurance                            483,000     8.6     652,000    12.0
      Other (primarily Medicaid)                      327,000     5.8     155,000     2.8
                                                   ----------   -----  ----------   -----
      Net patient service revenue                   4,797,000    86.0   4,889,000    89.7

      Billing/Collection and Management Fees          589,000    10.7     451,000     8.3
      Other Miscellaneous Revenues                    188,000     3.3     109,000     2.0
                                                   ----------   -----  ----------   -----
                                                   $5,574,000   100.0  $5,449,000   100.0
                                                   ==========   =====  ==========   =====

      Changes in the current mix of payors, specifically those which would result in a decrease in the percentage of revenues from Medicare or third-party payors, may adversely effect the Company's future results of operations.

           Patient service revenues are derived from the operations of the home health division and the Company's radiation therapy center in Mississippi and, for the first quarter of fiscal 1995, the Coral Springs and Boca radiation therapy centers, which were sold at the end of the first quarter of fiscal 1995. Patient service revenues in total decreased $92,000 from $4,889,000 in 1994 to $4,797,000 in 1995. Revenues from the home health division which are included in patient service revenues increased $723,000 from $3,966,000 in 1994 to $4,689,000 in 1995. Med Tech participates in the Medicare program under which services are rendered to Medicare program beneficiaries and are reimbursed based on cost-reimbursement
           principles.    The increase in revenues is primarily the
           result of an increase in the reimbursement rate of Med Tech and Leader. Over 90% of Med Tech's current business is with Medicare beneficiaries. Radiation therapy revenues which are also included in patient service revenues decreased $699,000 from $807,000 in 1994 to $108,000 in 1995. The decrease was attributable to the sale of the Centers.

           Other revenues, which consist principally of management/consulting and billing and collection revenues and interest income, increased $216,000 from $560,000 in 1994 to $776,000 in 1995. This increase is primarily attributed to revenues from the management/consulting and billing and collection contracts with the buyers of the Coral Springs, Boca and Tampa centers. Interest income increased $84,000 during 1995 as a result of the interest income recognized from the notes receivable from the buyers of the Centers.

      Operating expenses for the six-month period ended November 30, 1995, increased $343,000, or 7.0% over the six-month period ended November 30, 1994, from $4,915,000 in 1994 to $5,258,000 in 1995.
      This increase was primarily attributable to the following:

      Professional care of patients expenses increased $377,000 from $3,943,000 in 1994 to $4,320,000 in 1995 as a result of the increase in revenues in the home health division, offset by a decrease in the expenses of the sold Radiation Centers.

      General and administrative expenses decreased $168,000 from $642,000 in 1994 to $474,000 in 1995. This decrease is primarily attributed to the increase in revenues of Med Tech which resulted in the Company allocating more general and administrative expenses to Med Tech which operates on a Medicare cost-reimbursement basis. These allocated expenses are included in "professional care of patients" expense in the Company's Statement of Operations.

      Direct costs of clinical supplies increased $84,000 from $154,000 in 1994 to $238,000 in 1995. This increase was the result of the increase in revenues of Leader.

      2.   Liquidity and Capital Resources:

      As of November 30, 1995, the Company had working capital, including cash of $2,518,000, as compared to working capital of $2,569,000 at May 31, 1995.

      During the six-month period ended November 30, 1995, cash decreased $1,158,000. The principal components of the decrease in cash are as follows:

           Cash used in operating activities amounted to $1,023,000 in 1995, compared to cash used in operating activities of $221,000 in 1994. The increase is primarily attributed to payments to Medicare of $826,000 and an increase in accounts receivable. The Company's current ratio (current assets over current liabilities) was 2.72 for 1995 and 2.27 for 1994.

           Cash used in investing activities was $495,000 in 1995, compared to cash provided by investing activities of $573,000 in 1994. The 1994 amount included $838,000 in cash received from the sale of the Centers.

           Cash provided by financing activities was $360,000 in 1995, compared to cash used in financing activities of $235,000 in 1994. The 1995 amount included $740,000 in short-term borrowings.

      Under the terms related to the sale of the Centers, the Company will receive approximately $50,000 per month due under the note from the buyer of the Coral Springs and Boca Raton Radiation Centers over the next six years, $16,500 per month in consulting fees over the next six years, and payments of 9.5% of the net monthly revenues collected by the buyer which the Company believes will average approximately $25,000 to $30,000 per month over the next twelve years there can be no assurance that the Company will actually receive this amount. As a result of the sale of the Company's interest in the Tampa radiation therapy center, the Company will receive $150,000 per year over the next 9 years in consulting fees.

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

             CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 6.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      a) The Annual Meeting of Shareholders of the Company was held on November 16, 1995.

      b)  The name of each director elected at the Annual Meeting is Jack
          W. Buechner and John P. Rosenthal. The name of each other director whose term of office as a director continued after the meeting is Salvatore P. Russo, Ph.D., John C. Mull, M.D., and Ullrich Klamm, Ph.D.

      c) The following information is provided with respect to each matter voted upon at the Annual Meeting:

          (i)   Election of Directors

                             Votes Cast For  Votes Cast Against  Abstentions
                             --------------  ------------------  -----------
           Jack W. Buechner     2,195,083         14,634             0
           John P. Rosenthal    2,195,083         14,634             0


          (ii)   Reappointment of Cooper's
                 & Lybrand as the Company's
                 independent auditors for the
                 fiscal year ending May 31,
                 1996
                             Votes Cast For  Votes Cast Against  Abstentions
                             --------------  ------------------  -----------
                                2,198,142          3,375           8,200

      d)  Not applicable.

Item 7.   EXHIBITS AND REPORTS ON FORM 8-K

      a) There were no reports on Form 8-K filed during the three months ended November 30, 1995.


      b) Exhibit 27: Financial Data Schedule

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


                            CANCER TREATMENT HOLDINGS, INC.
                            -------------------------------
                                   (Registrant)



January 12, 1996      by: /s/ Louis W. Boisvert, III
                            ---------------------------
                             Louis W. Boisvert, III
                             Vice President of Finance and
                             Chief Financial Officer
                             (Principal Accounting Officer and Duly
                             Authorized Officer)