Form 10QSB
period 1996-02-29
CANCER TREATMENT HOLDINGS INC
filed 1996-04-15
CIK 832092

                  U.S. Securities and Exchange Commission
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
         [x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For Quarter ended February 29, 1996            Commission file No. 0-16964
                  -----------------                                -------

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                EXCHANGE ACT

For the transition period from            to
                                                 ----------  ---------


                      CANCER TREATMENT HOLDINGS, INC.
- - ----------------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

                 Nevada                                 87-0410907
- - ----------------------------------------------------------------------------
          (State or other jurisdiction of             (IRS Employer
           incorporation or organization)              Identification No.)

   4491 South State Road Seven, Suite 200, Fort Lauderdale, Florida, 33314
- - -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 321-9555
- - -----------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes   x   .
No       .                                                          ------
   -----

The number of shares outstanding of each of the issuer's classes of common equity, as of April 5, 1996 was: 3,495,765
                                -----------

                  CANCER TREATMENT HOLDINGS, INC.






                              INDEX

                                                                        PAGE
                                                                        ----
PART  I - FINANCIAL INFORMATION


           ITEM 1.   FINANCIAL STATEMENTS:

                     Consolidated Balance Sheets
                      as of February 29, 1996 and May 31, 1995           2

                     Consolidated Statements of Operations
                      for the Three Month and Nine Month Periods
                      Ended February 29, 1996 and  February 28, 1995     3

                     Consolidated Statements of Cash Flows
                      for the Nine Months Ended
                      February 29, 1996 and February 28, 1995            4

                     Notes to Consolidated Financial Statements          5

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF CONSOLIDATED FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                           6


 PART II -OTHER INFORMATION

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                    8


 SIGNATURES                                                              9


             CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                                            February 29,       May 31,
                                                                1996             1995
                                                             (Unaudited)
                                                             -----------      ----------
Cash                                                         $  849,709       $1,366,141
Accounts receivable, net of allowance for doubtful
 accounts of $165,419 and $145,604                            2,422,686        1,929,785
Notes receivable net of discount of
 $98,068 and $107,465                                           335,264          325,867
Receivables from related parties                                478,609          445,578
Other current assets                                            311,710          525,483
                                                             ----------       ----------
     Total current assets                                     4,397,978        4,592,854

Long-term notes receivable, net of discount of
 $192,350 and $264,522                                        1,360,432        1,613,258
Property and equipment, net                                   1,042,428          784,974
Investments in partnerships and ventures                        843,764          586,989
Intangible assets, net                                          964,228          993,638
Other assets                                                    130,877          123,132
                                                             ----------       ----------
     Total assets                                            $8,739,707       $8,694,845
                                                             ==========       ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                            $  599,763       $  191,700
Accounts payable and accrued expenses                         1,063,747        1,005,622
Due to Medicare                                                      -           826,319
                                                             ----------       ----------
     Total current liabilities                                1,663,510        2,023,641

Long-term debt                                                  299,213          180,085
Deferred income taxes                                           234,711          234,000
Minority interest                                                21,753           21,753
                                                             ----------       ----------
     Total liabilities                                        2,219,187        2,459,479
                                                             ----------       ----------
Commitments and contingencies (note 2)

Stockholders' equity:
  Common stock; $.003 par value, 50,000,000
   shares authorized, 3,495,765 shares issued                    10,487           10,487
  Capital in excess of par value                              5,163,105        5,163,105
  Retained earnings                                           1,627,009        1,341,855
                                                             ----------       ----------
                                                              6,800,601        6,515,447

Treasury stock; 159,284 shares, at cost                        (280,081)        (280,081)
                                                             ----------       ----------
     Total stockholders' equity                               6,520,520        6,235,366
                                                             ----------       ----------
     Total liabilities and stockholders' equity              $8,739,707       $8,694,845
                                                             ==========       ==========

          CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended                  Nine Months Ended
                                        February 29,   February 28,        February 29,   February 28,
                                           1996           1995                1996           1995
                                        ----------     ----------          ----------     ----------
Net Patient Service Revenues            $2,402,118     $2,307,109          $7,199,366     $7,196,313
Other revenues                             394,727        378,949           1,171,180        939,073
                                        ----------     ----------          ----------     ----------
     Total Revenues                      2,796,845      2,686,058           8,370,546      8,135,386

Operating expenses:
 Professional care of patients           2,306,436      2,310,421           6,626,327      6,253,307
 General and administrative                 36,079        111,058             509,853        752,985
 Direct costs of clinical supplies          96,716         96,042             334,428        250,180
 Interest expense                           25,778         31,746              78,907         47,800
 Depreciation and amortization             109,850         48,330             283,074        207,963
                                        ----------     ----------          ----------     ----------
     Total Expenses                      2,574,859      2,597,597           7,832,589      7,512,235
                                        ----------     ----------          ----------     ----------
Income before loss in earnings of
 partnerships, gain on sale of centers,
 minority interest and income taxes        221,986         88,461             537,957        623,151

Equity  in earnings of partnerships        (13,602)         8,235             (55,803)        14,132

Gain on sale of centers                         -              -                   -         349,207

Minority interest                               -          38,953                  -         (92,322)
                                        ----------     ----------          ----------     ----------
Income before provision for income taxes   208,384        135,649             482,154        894,168

Provision for income taxes                 (82,000)       (35,000)           (197,000)      (271,000)
                                        ----------     ----------          ----------     ----------
Net income                              $  126,384     $  100,649          $  285,154     $  623,168
                                        ==========     ==========          ==========     ==========
Per share data:
   Net income per share                 $      .04     $      .03          $      .08     $      .18
                                        ==========     ==========          ==========     ==========
Weighted average number of shares
 outstanding                             3,495,765      3,395,679           3,495,765      3,395,679
                                        ==========     ==========          ==========     ==========

               CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Nine Months Ended February 29, 1996 and February 28, 1995

                                 Unaudited
                                 ---------

                                                                   1996                1995
                                                              -----------         -----------
Cash flows from operating activities:
 Net income                                                   $   285,154         $   623,168
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Accretion of discount on notes receivable                      (81,570)            (48,010)
   Gain on sale of assets                                              -             (349,206)
   Depreciation and amortization                                  283,064             207,963
   Equity in earnings of unconsolidated partnerships               55,803             (14,132)
   Minority interest                                                   -              (50,534)
   Change in operating assets and liabilities, net of
     acquisitions and dispositions:
      Accounts receivable                                        (492,901)           (439,517)
      Other assets, net                                            61,421            (430,274)
      Accounts payable and accrued expenses                        58,125            (776,204)
      Due to Medicare                                            (826,319)          1,266,643
                                                              -----------         -----------
        Total adjustments                                        (942,377)           (633,271)
                                                              -----------         -----------
     Net cash used in operating activities                       (657,223)            (10,103)
                                                              -----------         -----------
 Cash flows from investing activities:
   Proceeds from sale of centers, net of transaction costs             -              838,264
   Collections of notes receivable                                324,999             180,555
   Distributions received from partnerships                            -               59,378
   Advances to related parties                                    (33,031)                 -
   Investments in Partnerships and ventures                      (256,775)           (354,710)
   Acquisition of property and equipment                         (421,593)            (41,774)
                                                              -----------         -----------
     Net cash  (used in) provided by investing activities        (386,400)            681,713
                                                              -----------         -----------
Cash flows from financing activities:
   Proceeds from investment disposal                                   -               37,500
   Principal payments on debt                                    (385,653)           (336,437)
   Short-term borrowings                                          912,844             348,000
                                                              -----------         -----------
     Net cash provided by financing activities                    527,191              49,063
                                                              -----------         -----------
Net (decrease) increase in cash                                  (516,432)            720,673
                                                              -----------         -----------
Cash at beginning of period                                     1,366,141             527,505
                                                              -----------         -----------
Cash at end of period                                         $   849,709          $1,248,178
                                                              ===========         ===========
Supplemental disclosures:

Interest paid                                                 $    63,212          $   29,206
Income taxes paid                                             $    50,000                  -

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

                                                      4

               CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS (continued)

  Notes to Consolidated Financial Statements

  1.   Preparation of Financial Statements:

  The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 1995. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the nine months ended February 29, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1995, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

  2. Contingencies

  As a general partner, the Company is jointly and severally liable for the liabilities concerning the actions of Palm Beach Radiotherapy Associates, Ltd.("Palm Beach") and has guaranteed certain liabilities of this Partnership amounting to approximately $420,000 at February 29, 1996. In this connection, the Company could be held responsible for any and all liabilities arising from the actions of Palm Beach. The Company and the other partner of Palm Beach have executed demand promissory notes payable to Palm Beach which have been assigned as collateral to certain creditors of those Partnerships.

  3. Sale of Radiation Therapy Centers

  On August 26, 1994, the Company sold substantially all of the assets of CTI of West Broward, Inc. and Boca Raton Radiotherapy Associates, Ltd. (the "Centers") for $3,500,000 consisting of $900,000 cash and $2,600,000 in a subordinated promissory note which bears interest at prime and is payable in monthly installments over nine years. The Company recorded the note net of a discount of 14%, or $448,803, based on, among other factors, the Company's incremental borrowing rate and the credit risk of the buyer. The net gain on the sale amounted to $349,207. Concurrent with the sale, the Company entered into a 12-year management and billing and collection agreement under which the Company will receive 9.5% of annual net collected revenues and a six-year consulting agreement whereby the Company will receive $16,500 per month for consulting services.

  In order to comply with the Physician Ownership of and Referrals to Health Care Entities Act (the "Stark Law"), the Company took the following step at one of its radiation centers: The Company, through a wholly-owned subsidiary, CTI of Tampa, Inc., held a 21.26% general partnership interest in Tampa Radiotherapy Associates, Ltd.("Tampa"). In December 1995, Tampa sold all of its assets and provided a liquidating distribution of approximately $303,000 to the Company. The sale of Tampa's assets did not have a material impact on the Company's statement of operations. Concurrent with the asset sale, the Company entered into a ten-year consulting agreement with the buyer under which the Company willreceive $150,000 per year for such services.

  4. Reclassifications

  Certain amounts have been reclassified in the financial statements for the nine-month period ended February 28, 1995, to conform to the presentation in the financial statements for the nine-month period ended February 29, 1996.

            CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE NINE MONTHS ENDED FEBRUARY 29, 1996

  1.   Results Of Operations

  Comparison of the Nine Months Ended February 29, 1996, to the Nine Months Ended February 28, 1995

  Revenues for the nine-month period ended February 29, 1996, increased $236,000 over the nine-month period ended February 28, 1995, from $8,135,000 in 1995 to $8,371,000 in 1996. This increase was principally attributable to an increase in revenues from the billing and collection and management contracts with the buyers of the Coral Springs, Boca and Tampa centers.

  For the nine months ended February 29, 1996 and February 28, 1995, revenues were derived from the following payor sources:

                                              1996                1995
                                             Amount        %     Amount        %
                                           ----------    ----  ----------    ----
  Medicare                                 $6,093,000    72.8  $5,652,000    69.5
  Health Maintenance Organizations                 -       -      352,000     4.3
  Commercial Insurance                        654,000     7.8     948,000    11.6
  Other (primarily Medicaid)                  452,000     5.4     244,000     3.0
                                           ----------    ----  ----------    ----
  Net patient service revenue               7,199,000    86.0   7,196,000    88.4

  Billing/Collection and Management Fees      904,000    10.8     761,000     9.4
  Other Miscellaneous Revenues                268,000     3.2     178,000     2.2
                                           ----------    ----  ----------    ----
                                           $8,371,000   100.0  $8,135,000   100.0
                                           ==========   =====  ==========   =====

     Patient service revenues are derived from the operations of the home health division and the Company's radiation therapy center in Mississippi and, for the first quarter of fiscal 1995, the Coral Springs and Boca radiation therapy centers, which were sold at the end of the first quarter of fiscal 1995. Patient service revenues in total increased $3,000 from $7,196,000 in 1995 to $7,199,000 in 1996. Revenues from the home health division which are included in patient service revenues increased $810,000 from $6,237,000 in 1995 to $7,047,000 in 1996. Med
     Tech Services of South Florida Inc. ("Med Tech"), a wholly-owned subsidiary of the Company participates in the Medicare program under which services are rendered to Medicare program beneficiaries and are
     reimbursed based on cost-reimbursement principles.    The increase in
     revenues of the home health division is primarily the result of an increase in the reimbursement rate of Med Tech. Over 90% of Med Tech's current business is with Medicare beneficiaries. Radiation therapy revenues, which are also included in patient service revenues, decreased $816,000 from $961,000 in 1995 to $145,000 in 1996. The decrease was attributable to the sale of the Centers.

     Other revenues, which consist principally of management/consulting and billing and collection revenues and interest income, increased $232,000 from $939,000 in 1995 to $1,171,000 in 1996. This increase is primarily attributed to revenues from the management/consulting and billing and collection contracts with the buyers of the Coral Springs, Boca and Tampa centers.

  Operating expenses for the nine-month period ended February 29, 1996, increased $321,000, or 4.3% over the nine-month period ended February 28, 1995, from $7,512,000 in 1995 to $7,833,000 in 1996. This increase was primarily attributable to an increase in the operating expenses and allocated overhead of Med Tech which are included in the Statement of Operations under the caption "Professional Care of Patients".

     General and administrative expenses decreased $243,000 from $753,000 in 1995 to $510,000 in 1996. This decrease is primarily attributed to the increase in revenues of Med Tech which resulted in the Company allocating more general and administrative expenses to Med Tech. These allocated expenses are included in "professional care of patients" expense in the Company's Statement of Operations.

     Direct costs of clinical supplies increased $84,000 from $250,000 in 1995 to $334,000 in 1996. This increase was the result of an increase in revenues of Leader Health Care Center, Inc, a wholly-owned subsidiary of the Company.

  2.   Liquidity and Capital Resources:

  As of February 29, 1996, the Company had working capital, including cash of $2,734,000, as compared to working capital of $2,569,000 at May 31, 1995.

  During the nine-month period ended February 29, 1996, cash decreased $516,000. The principal components of the decrease in cash are as follows:

     Cash used in operating activities amounted to $657,000 in 1996, compared to cash used in operating activities of $10,000 in 1995. The increase is primarily attributed to payments to Medicare of $826,000 and an increase in accounts receivable. The Company's current ratio (current assets over current liabilities) was 2.64 for 1996 and 2.27 for 1995.

     Cash used in investing activities was $386,000 in 1996, compared to cash
     provided by investing activities of $682,000  in 1995.   In 1996, the
     Company invested approximately $422,000 in the acquisition of property and equipment. The 1995 amount included $838,000 in cash received from the sale of the Centers.

     Cash provided by financing activities was $527,000 in 1996, compared to cash provided by financing activities of $49,000 in 1995. The 1996 amount included $527,000 in net short-term borrowings.

  The Company has a revolving credit facility for $750,000 with a bank. The facility is secured by certain assets of the Company and is subject to renewal annually. At February 29, 1996, there was $540,000 outstanding under this facility.

  Under the terms related to the sale of the Centers, the Company will receive approximately $50,000 per month due under the note from the buyer of the Coral Springs and Boca Raton Radiation Centers over the next six years, $16,500 per month in consulting fees over the next six years, and payments of 9.5% of the net monthly revenues collected by the buyer which the Company believes will average approximately $25,000 to $30,000 per month over the next twelve years. There can be no assurance that the Company will actually receive this amount. As a result of the sale of the Company's interest in the Tampa radiation therapy center, the Company will receive $150,000 per year over the next nine years in consulting fees.

  Except for those items discussed above, and in the Company's latest Form 10-KSB for the year ended May 31, 1995, there are no existing material sources of liquidity available to the Company or material commitments for capital expenditures. There are no material trends, favorable or unfavorable, in the Company's capital resources. Management is unaware, except for those items discussed above, of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.
                                     7

           CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

  a) There were no reports on Form 8-K filed during the three months ended February 29, 1996.

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


                            CANCER TREATMENT HOLDINGS, INC.
                            -------------------------------
                                   (Registrant)



April 15, 1996      by:  /s/ Louis W. Boisvert, III
                            ---------------------------
                             Louis W. Boisvert, III
                             Vice President of Finance and
                             Chief Financial Officer
                             (Principal Accounting Officer and Duly
                             Authorized Officer)