Form 10KSB
period 1996-05-31
CANCER TREATMENT HOLDINGS INC
filed 1996-08-28
CIK 832092

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

|X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)
        For the fiscal year ended MAY 31, 1996

|_|     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934 (No Fee Required)
        For the transition period from............. to ...............

                           Commission File No. 0-16964

                         CANCER TREATMENT HOLDINGS, INC.
           ----------------------------------------------------
                 (Name of small business issuer in its charter)

         Nevada                                          87-0410907
- -------------------------------           -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer  Identification No.)
incorporation of organization)

     4491 South State Road Seven, Suite 200, Fort Lauderdale, Florida 33314
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

Issuer's telephone number, including area code                  (954) 321-9555
                                              ----------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                             American Stock Exchange
Common Stock, $.003 Par Value              Emerging Company Marketplace
- -----------------------------         ------------------------------------------
    (Title of Each Class)            (Name of Each Exchange on which Registered)

Securities Registered pursuant to Section 12(g) of the Exchange Act:       None
                                                                           ----
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                        (X)

Issuer's revenues for the fiscal year ended May 31, 1996 were $11,865,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average high and low sales price of such stock, as of August 16, 1996, was $6,672,952. As of such date, the average high and low sales price was $2.00.

The number of shares outstanding of the Issuer's common stock, par value $.003 per share, as of August 16, 1996, was 3,336,476.

Transitional Small Business Disclosure Format (check one)         Yes    No  X
                                                                     ---    ---

Documents incorporated by reference:  Part of form 10-KSB to which incorporated:
1. Selected pages from the Issuer's   Part III (Items 9, 10, 11 and 12)
    Proxy Statement for its 1995
    Annual Meeting of Shareholders

Certain exhibits listed in Part III of this Annual Report on Form 10-KSB are incorporated by reference from the Registrant's Registration Statement on Form S-18 and from the Registrant's Annual Reports on Form 10-K for the 1990, 1992, 1993 and 1995 fiscal years.

                         CANCER TREATMENT HOLDINGS, INC.

                        Form 10-KSB ANNUAL REPORT - 1996

                                TABLE OF CONTENTS

                                                                           Page

PART I

        Item 1.       Description of Business                              3
        Item 2.       Description of Property                              9
        Item 3.       Legal Proceedings                                    10
        Item 4.       Submission of Matters to a Vote
                      of Security Holders                                  10

PART II

        Item 5.       Market for Common Equity and Related
                      Stockholder Matters                                  11
        Item 6.       Management's Discussion and Analysis or
                      Plan of Operation                                    12
        Item 7.       Financial Statements                                 16
        Item 8.       Changes In and Disagreements with Accountants
                      on Accounting and Financial Disclosure               37

PART III

        Item 9.       Directors, Executive Officers, Promoters and
                      Control Persons; Compliance With Section 16(a)
                      of the Exchange Act                                  37
        Item 10.      Executive Compensation                               37
        Item 11.      Security Ownership of Certain Beneficial
                      Owners and Management                                37
        Item 12.      Certain Relationships and Related Transactions       37
        Item 13.      Exhibits and Reports on Form 8-K                     37

SIGNATURES                                                                 40-41

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

               General Development of Business
               -------------------------------

               Cancer Treatment Holdings, Inc. ("CTH"), a Nevada corporation, through its subsidiaries (collectively, the "Company"), is primarily engaged in
(i) establishing and administering centers for the ambulatory treatment of cancer using a variety of modalities, including radiation therapy, home infusion and bone marrow transplantation, and (ii) providing home health and nursing services.

               In radiation therapy, the Company provides management/consulting as well as billing and collection services for seven facilities. The Company has an ownership interest in two of these facilities. During fiscal 1995, the Company sold its equity interests in four-free-standing facilities (located in Tampa, Coral Springs and Boca Raton, Florida, and Macon, Georgia), but retained long-term management and/or billing contracts in all of them. During fiscal 1997, the Company will continue its efforts to establish additional radiation therapy centers affiliated with community hospitals.

               In home health and nursing services, the Company owns and operates Leader Health Care Center, Inc. ("Leader"). Leader owns 100% of the equity interest each of Southern Cross Home Health, Inc. ("Southern Cross") and Med Tech Services of South Florida, Inc. ("Med Tech"). Leader, Southern Cross and Med Tech are providers of home health and nursing services in Southeastern Florida. Leader is also engaged in home infusion therapy and physical rehabilitation.

               In addition, the Company perceives an opportunity in the field of transferring high-technology cancer care from teaching institutions to quality community hospitals. The Company's first project in this area consists in developing bone marrow transplant centers. The Company has formed a medical/scientific advisory board ("MSAB") consisting of five renowned academic experts in oncology and bone marrow transplants who select the appropriate treatment protocols and patient eligibility standards, supervise medical and industry guidelines, data collection and quality assurance. The first bone marrow transplant center has begun operation in the latter part of fiscal 1996. Such centers will perform autologous peripheral bone marrow transplants, typically in conjunction with high-dose chemotherapy. This procedure is widely accepted within the medical community as an aggressive and successful method of treating certain types and stages of cancer and it involves harvesting "stem cells" which are embedded in the bone marrow. The stem cells are harvested through the blood stream and not by puncturing the bones of the pelvis. The Company anticipates that additional bone marrow transplant centers will be opened in fiscal 1997.

               Radiation Therapy Services
               --------------------------

               Radiation therapy is most often used in the treatment of cancer. An individual with cancer will typically experience a multi-step process in the course of the diagnosis and treatment of his illness. First, the patient's primary physician will diagnose the disease and refer the patient to a radiation oncologist or medical oncologist. Second, the oncologist will confirm the diagnosis through additional testing and then prescribe treatment. A patient may utilize the services of a radiation therapist of his choice at any point in the process but most typically chooses the physicians and facilities recommended by his primary doctor and oncologist. Finally, the patient is treated for the disease. Treatment may include a combination of surgery, chemotherapy and radiation therapy. Assuming optimum patient care, about 60% of patients with cancer require radiation therapy at some time during the course of the disease. In addition, some patients will require extension of their treatments due to recurrence or metastatic disease.

               Traditionally, medical services such as radiation therapy were provided by general acute care hospitals. There is a trend, however, toward more specialized providers of medical services in free-standing, non-hospital based facilities. To the extent that the free-standing radiation therapy centers are not burdened with the overhead and expenses of a complete health care facility, they may be able to offer their services at lower costs than those incurred by hospitals.

               Physicians are often reluctant to utilize medical services that are not affiliated with the local medical community. Historically, the Company had developed the centers through partnerships with referring physicians serving as partners. Due to recent changes in federal laws and regulations relating to physician referral, the development of future centers will be structured through wholly-owned subsidiaries of the Company or through partnerships primarily with hospitals or unaffiliated investors.

               During fiscal  1995, the  Company,  in  response to the change in federal regulations, sold its equity interest in four facilities (located in Coral Springs, Florida, Boca Raton, Florida, Tampa, Florida and Macon, Georgia). (For details see below under "Regulations of Physician Ownership" and
"Management's Discussion and Analysis or Plan of Operation.") During fiscal 1997, the Company will continue its efforts to establish additional radiation therapy centers in Logan, West Virginia, and Lakewood, New Jersey. The Company expects these centers to be operational during fiscal 1997, subject to certain conditions. In addition, the Company has secured a certificate-of-need to establish a radiation center in Martinsburg, West Virginia which is expected to commence operations in fiscal 1998.

               In May 1996, the Company sold all of its interest in a radiation therapy center under development in Yonkers, New York. The Company will receive $300,000 in cash as a reimbursement for expenses incurred associated with the development of the facility. Such amount is due in equal monthly installments over a one year period beginning seven months after the facility opens (which is estimated in December 1996).

               As part of the transaction, the Company also entered into a three-year non-competition agreement, a five-year consulting agreement, a turn-key license agreement and an option agreement allowing the buyer to participate as an equity owner in future transactions of a similar nature. Such amounts are payable beginning 18 months after the center opens and are limited, on a monthly basis, to a percentage of the fees collected by the center.

               Home Infusion and Nursing Services
               ----------------------------------

               The Company, through Leader and its subsidiaries Southern Cross and Med Tech (all of which are located in Southeast Florida), is specifically licensed to provide home health and home nursing services to patients suffering from various illnesses, including, without being limited to, the treatment of cancer by home infusion of chemotherapy. Of particular importance is a certificate-of-need which enables Med Tech to render home health services to Medicare patients in Broward County.

               The business of home health and nursing-care has grown in recent years in response to the continued increase in home care costs. As the cost of health care continues to rise, health care payors find home care an economically favorable alternative to more costly hospital based care. In addition, many patients prefer to be treated in the privacy of their homes.

               The Company provides a variety of nursing services to patients in the home setting. The Company employs or contracts with registered nurses, high-tech nurses, home health aides, physical, occupational and speech therapists, and medical social workers. Services provided include, without being limited to, wound care, intravenous administration, and pediatric care. The principal therapies provided by the Company are home intravenous chemotherapy, home intravenous antibiotic therapy, enteral therapies and total parenteral nutrition.
               During fiscal 1996, Med Tech obtained an additional certificate-of-need allowing it to render home health services to Medicare patients in Florida District 9 including the counties of Palm Beach, Martin, St. Lucie, Indian River and Okeechobee. Operations in this area began in July 1996.

               Billing/Collection and Management Services
               ------------------------------------------

               The Company provides billing/collection and management services for seven radiation centers in Florida, Mississippi and Georgia. Fees for billing/collection services are based on a percentage of the net collections of each center. Fees for management services vary for each center managed.

               The most significant agreements the Company currently has relate to the radiation centers sold in fiscal 1995. Under these agreements, the Company expects to receive $25,000 - 30,000 per month in billing/collection fees and will receive $348,000 annually in management fees over the next four years and $150,000 annually in the subsequent four years.

               Bone Marrow Transplant Centers
               ------------------------------

               The Company perceives an area of business growth and expansion in the field of developing bone marrow transplant centers. The Company has set up its first such center in Memorial Regional Hospital in Hollywood, Florida and expects to open additional centers in fiscal 1997. These centers will perform peripheral bone marrow transplants, typically in conjunction with high-dose chemotherapy. This procedure is widely accepted within the medical community as an aggressive and successful method of treating certain types and stages of cancer. It involves harvesting "stem cells," which are embedded in the bone marrow and are precursor cells for various blood cells such as red cells, white cells, and platelets. The stem cells are harvested through the blood stream, not by puncturing the bones of the pelvis.

               Government Regulation and Recent Developments
               ---------------------------------------------

               The establishment and operation of the centers are subject to federal and state law. These laws may include statutes and regulations governing state Certificate of Need ("CON") programs, the licensure of health care facilities, services and equipment, and physician investments and compensation arrangements in health care entities to which they refer patients. The Company believes that its plan for the establishment and operation of centers substantially complies with applicable laws and regulations, but the Company has not sought an interpretative ruling or opinion from any applicable regulatory agency, and in some cases, such a process for obtaining a ruling or advisory opinion is not available. There can be no assurance that subsequent adoption of laws, interpretations and application of existing laws, promulgation of additional regulations or enforcement actions in state or federal administrative and judicial forums will not restrict or otherwise adversely affect the Company's business. The Company believes that all the centers the Company currently owns and/or operates comply with the applicable federal and state laws and regulations.

               Certificate of Need
               -------------------

               CON programs most often control and regulate the construction of health care facilities and the acquisition of health care facilities and the expensive medical equipment. Although such programs vary from state to state, generally an entity must obtain a CON before constructing a health care facility or acquiring major medical equipment. Normally, a grant of a CON is based on various criteria relating to need, giving consideration to the extent to which facilities, equipment or services are available to a specified geographical area and the population of such area. The Company's present centers are either exempt from the requirement of obtaining a CON or have been granted a CON in that particular state or location. The Company has been granted a CON for the anticipated radiation therapy center in Logan, West Virginia and another one for a radiation therapy center in Martinsburg, West Virginia. In New Jersey, the other state where the Company plans to establish a radiation therapy center, the Company has satisfied the CON requirements through utilizing grandfather clauses and by functioning as a subcontractor to a medical practice. The Company's Medicare certified home health agency, is subject to Florida CON requirements, which were satisfied either by purchasing an already certified agency or by obtaining a new CON.

               Licensure
               ---------

               The Agencies are subject to certain federal and state licensure and certification requirements and regulations. Each of the therapies offered by the Agencies and Leader, except enteral nutrition, are prescription-based and, accordingly, each must employ or contract with pharmacists and registered nurses who are duly licensed by the State of Florida. State pharmacy license laws and regulations generally impose standards relating to physical layout, cleanliness, inventory controls and record keeping and require that each pharmacy be operated under the supervision of a licensed pharmacist. In addition, the pharmacies are required to be registered with appropriate state authorities under laws relating to distribution of any controlled substances. The home health agencies, which provide nursing services and nutritional counseling, are licensed and must comply with standards established by the State of Florida.

               Regulation of Physician Ownership
               ---------------------------------

               Increasing federal and state regulatory attention is being directed toward arrangements whereby physicians are compensated, directly or indirectly, for referring patients for health care goods or services. Currently, physicians who refer patients to the Company are subject to the Medicare and Medicaid Anti-Kickback provisions of the Social Security Act (the "Medicare/Medicaid Statute") which prohibit the offer or solicitation, payment or receipt, in cash or in kind, of any remuneration in return for the referral of Medicare or Medicaid patients or the ordering of services for which Medicare or Medicaid payments may be made. The Medicare/Medicaid Statute is extremely broad and carries both criminal and civil penalties for violations.

               In 1989, Congress also passed a bill entitled "Physician Ownership of and Referrals to Health Care Entities" (the "Stark Law"). The Stark Law prohibits physician referrals to any clinical laboratory in which a physician has an ownership interest, with very limited exceptions. In 1994, the Stark Law was expanded to prohibit physician referrals to entities that provide designated health services in which a physician has a financial relationship ("Stark II"). Designated health services include therapy services.

              In order to comply with Stark II the Company, in fiscal 1995, sold two of its centers (Tampa, Florida and Macon, Georgia) but continues to render management and billing/collecting services. At a third location (West Palm Beach, Florida), the Company and a community hospital bought out referring physicians and became joint general partners.

               Finally, the Florida Patient Self-Referral Act of 1992 imposed a restriction ("Fee Cap") on fees for radiation therapy services which would have adversely affected the profitability of the Company. This Fee Cap provision was enjoined by the United States District Court of the Northern District of Florida and the Circuit Court of Leon County in Tallahassee, Florida. The provision was later declared unconstitutional by the State Court and recently was repealed by the State of Florida.

               Reimbursements
               --------------

               Third-party payment of patient fees through private health insurance and government programs, such as Medicare, are a material source of payment to the centers for services provided to patients. Changes in medical insurance reimbursement policies or laws could result either in a decrease of overall allowable fees or in an increase in the portion of the fees to be paid by the patients which, in turn, could reduce the number of patients at the centers and/or reduce the collectible portion of the patient's treatment fee.

               Competition
               -----------

               The  health  care  industry,  including  the  segments  of cancer treatment, home infusion and home nursing, is very competitive. In cancer treatment, the Company faces substantial competition from local hospitals, other free-standing treatment facilities, private physicians and publicly and privately owned companies for patients. Primary care physicians often refer patients to facilities or companies which employ the physicians as employees or to a hospital with which the physicians have staff privileges. In home health, the Company competes against approximately thirty other certified home health agencies in each of Florida District 9 (Counties of Palm Beach, Martin, St. Lucie, Okeechobee and Indian River) and District 10 (Broward County). Many of these offer the exact same type of services as the Company's home health operation. In addition, the Company competes against hospitals which have their own home health operations. It is possible that in the future the CON requirements may change which would enable many more home health agencies to provide the services the Company currently provides. Should this happen, it could have a material adverse impact on the operations of the home health business.

               Marketing
               ---------

               In cancer treatment, the Company provides radiation therapy services and home health services. These services are marketed primarily to insurance companies, health maintenance organizations and physicians. The Company believes that its success in this area is based on providing quality care at a lower cost than competing hospitals and other facilities.

               Employees
               ---------

               As of May 31, 1996, the Company had a total of 98 employees, all of which were full-time. All employees of Palm Beach Radiotherapy Associates, Ltd., which is reported on an unconsolidated basis, are employees of the Palm Beach Partnership and not of the Company. Physicians and other medical professionals render services as independent contractors to the Palm Beach Partnership and the Agencies. The Company is not a party to any collective bargaining agreements. The Company considers its relationship with its employees to be good.

ITEM 2.        DESCRIPTION OF PROPERTY

               The Company and its affiliates own or lease the following properties:

                                Approximate   Land and  Lease Date
       Entity                       Size      Building  Expiration Equipment
- ---------------------------    -------------  --------  ---------- ---------
Corporate office
Fort Lauderdale, Florida        4,700 sq. ft    Leased   06-30-99   Owned

Office condominium unit(1)
Hollywood, Florida              3,500 sq. ft.   Owned    N/A        None

Leader Health Care Center
Med Tech Services of
  South Florida, Inc.
Davie, Florida                  6,891 sq. ft.   Leased   06-30-97   Owned

Med Tech Services of
  South Florida, Inc.
Tamarac, Florida                1,700 sq. ft.   Leased   9-30-98    Owned

Med Tech Services of
  South Florida, Inc.
Fort Lauderdale, Florida        3,500 sq. ft.   Leased   10-1-97    Owned

Med Tech Services of
  South Florida, Inc.
Palm Beach, Florida             3,298 sq. ft.   Leased   11-30-98   Owned

Southern Cross Home
  Health, Inc.
Hollywood, Florida              1,100 sq. ft.   Leased   09-30-96   Owned

Palm Beach Center
Palm Beach, Florida             4,700 sq. ft.   Leased   03-18-01   Owned/Leased

AOS of South Broward, Inc.
Hollywood, Florida              1,275 sq. ft.   Leased   09-29-05   Owned


        (1)    Owned subject to mortgage and leased to a third-party.

               In   Management's    opinion,   the   Company's   corporate   and
subsidiaries' offices and the facilities in which each center is housed are suitable for the purposes for which they are used.

ITEM 3.        LEGAL PROCEEDINGS

               The Company, through its subsidiary CTI of Palm Beach, Inc. ("CTIPB"), is involved in four separate legal proceedings arising from a dispute between CTIPB, as managing general partner of Palm Beach Radiotherapy Associates, Ltd., a Florida limited partnership (the "Palm Beach Partnership") and the other general partner of the Palm Beach Partnership, Good Samaritan Hospital, Inc. ("Good Samaritan"). As a result of a buyout of limited partners in 1995, the only remaining partners of the Palm Beach Partnership are CTIPB and Good Samaritan, with each holding an interest as a general partner and as a limited partner. Each owns an aggregate 50% interest in the Palm Beach Partnership. The existing proceedings are as follows:

        1. On June 12, 1996, the Palm Beach Partnership, by and through CTIPB as its managing general partner, filed a suit against Good Samaritan in Palm Beach County, Florida, Circuit Court seeking declaratory judgment concerning the terms of the facility lease and radiation agreement for the Palm Beach Partnership and prohibiting Good Samaritan from evicting the Palm Beach Partnership from its premises at Good Samaritan Hospital. Good Samaritan has filed a counterclaim seeking eviction, unspecified monetary damages and other injunctive relief against the Palm Beach Partnership.

        2. On June 18, 1996, the Palm Beach Partnership, by and through CTIPB as managing general partner, filed suit against Good Samaritan in Palm Beach County Circuit Court seeking unspecified monetary damages, together with injunctive relief, based on Good Samaritan's alleged violation of a non-competition agreement with the Palm Beach Partnership relating to radiation therapy equipment.

        3. On June 26, 1996, the Palm Beach Partnership, by and through CTIPB as managing general partner, filed a demand for arbitration against Good Samaritan with the American Arbitration Association in Palm Beach County, Florida, seeking a determination of the amount of base rent due under the Palm Beach Partnership's equipment lease and an award of all amounts already paid which exceed this amount. Good Samaritan has filed a counterclaim seeking damages of approximately $400,000 against the Palm Beach Partnership.

        4. On July 15, 1996, Good Samaritan filed suit in Palm Beach County Circuit Court seeking a judicial dissolution of the Palm Beach Partnership.

               The above-described legal proceedings are all interrelated and arise from the decision of Good Samaritan to conduct its radiation therapy business through its own affiliates rather than through the Palm Beach Partnership with CTIPB. CTIPB disputes Good Samaritan's right to do so under the applicable provisions of the partnership agreement and Florida partnership law. The Company believes that CTIPB's position in these cases is meritorious and intends to litigate vigorously while at the same time seeking a favorable negotiated resolution; however, these cases are in a very preliminary stage and in the opinion of management of the Company, the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted during the fourth quarter of the fiscal year ended May 31, 1996, to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               Common Stock
               ------------

               The Company's Common Stock commenced trading on the American Stock Exchange Emerging Company Marketplace ("AMEX.ECM") on March 18, 1992, under the symbol "CTH.EC". The quotations set forth below do not necessarily represent actual transactions and do not reflect retail mark ups, mark downs or commissions.

               The following table sets forth for the fiscal periods indicated the high and low reported sales price for the Company's Common Stock on the AMEX.ECM System.


                                        Fiscal Year Ended May 31,
                                     1996                        1995
                             ------------------           -----------------
        Quarter              High           Low           High          Low
        -------              ----           ---           ----          ---

        First Quarter        2-1/2          1-7/8         2-3/4          1-3/8
        Second Quarter       4-5/16         2-1/8         2-5/8          1-7/8
        Third Quarter        2-5/8          2             2-3/8          1-9/16
        Fourth Quarter       3-1/8          1-11/16       2-7/8          1-7/8

               As of August 16, 1996, the Company's Common Stock was held by 261 shareholders of record. In addition, the Company believes that there are an additional 960 holders of its Common Stock who hold the shares in "street name."

               In fiscal 1996, the Company paid no dividends on its Common Stock nor does it anticipate paying cash dividends on its Common Stock in the foreseeable future. In the event that the Company changes this policy, future payment of dividends on its Common Stock would depend, among other things, upon the operations and financial condition of the Company.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

               In August 1994, the Company sold substantially all of the assets of the free standing radiation therapy facilities for $3,500,000 consisting of $900,000 cash and $2,600,000 in a subordinated promissory note which bears interest at prime and is payable monthly over six years. The Company recorded the note net of a discount of 14% or $448,803, based on, among other factors, the Company's incremental borrowing rate and the credit risk of the buyers. The buyers also assumed approximately $750,000 in long-term debt. Concurrent with the sale, the Company entered into a 12-year management and billing and collection agreements under which the Company will receive 9.5% of annual net collected revenues. In addition, the Company entered into a six-year consulting agreement with the buyers whereby the Company will receive $16,500 per month for consulting services.

               In order to comply with Stark II, the Company took the following steps at three of its centers in fiscal 1995:

       o At the center in Palm Beach, Florida, referring physicians held 60% of the equity in the partnership. Under a mandatory buy-out provision of the Partnership Agreement, CTI of Palm Beach, Inc., the Administrative General Partner and a subsidiary of the Company, purchased all of the physician limited partnership interests in the subject partnership for $364,080. Then, pursuant to its contractual rights under the partnership agreement, Good Samaritan Health Corp., the Special Limited Partner which previously held 20% of the partnership, acquired one-half of the 60% interest for $182,040. As a result, the Company, through its subsidiary, currently has a 50% interest in the subject partnership.

       o At a center in Tampa, Florida, referring physicians held 78.74% of the equity with CTI of Tampa, Inc., a subsidiary of the Company, holding the remaining 21.26% interest. In January 1995, the subject partnership sold all of its assets to a subsidiary of Oncology Services Corporation. Tampa used a portion of the cash proceeds to pay off all existing liabilities and provide a liquidating distribution to each partner (the Company's distribution was $388,000). The sale of Tampa's assets did not have a material impact on the Company's statement of operations. Concurrent with the sale, the Company entered into a ten-year consulting agreement with the Buyer under which the Company will receive $150,000 per year for such services.

        o The Company sold its 9% interest in Macon Radiotherapy Associates, Ltd. for approximately $168,000. The sale of the Company's interest in this partnership resulted in a gain of approximately $98,000. The Company will continue its billing and collection and management fee agreements at this center.

               During fiscal 1996, the Company continued its efforts to establish radiation therapy centers in Logan, West Virginia, and Lakewood, New Jersey. The Company expects these centers to be operational in late fiscal 1997. The Company has received commitments from a third-party financing source totaling approximately $3,000,000 to establish these radiation therapy centers. The Company believes that the financing requirements for these new centers will not exceed $3,000,000. Under the terms of the financing, monthly payments, commencing upon the opening of a new center, will be made over a sixty-month period at interest rates ranging from 11.0% to 13.5%.

               In May 1996, the Company sold all of its interest in a radiation therapy center under development in Yonkers, New York. The Company will receive $300,000 in cash as a reimbursement for expenses incurred associated with the development of the facility. Such amount is due in equal monthly installments over a one year period beginning seven months after the facility opens (which is estimated in December 1996).

               As part of the transaction, the Company also entered into a three-year non-competition agreement, a five-year consulting agreement, a turn-key license agreement and an option agreement allowing the buyer to participate as an equity owner in future transactions of a similar nature. Such amounts are payable beginning 18 months after the center opens and are limited, on a monthly basis, to a percentage of the fees collected by the center.

               The Company is presently working at setting up bone marrow transplant centers. The Company has formed a medical/scientific advisory board consisting of five experts in oncology and bone marrow transplants and opened its first center in fiscal 1996.

               Results of Operations:
               ----------------------

               Comparison  of  the  Fiscal Year Ended May 31, 1996 to the Fiscal
               -----------------------------------------------------------------
 Year Ended May 31, 1995
 -----------------------

               Revenues for fiscal 1996 increased $848,000, or 7.7%, over fiscal 1995, from $11,017,000 in 1995 to $11,865,000 in 1996. This increase was principally attributable to the increase in revenues from the home health care services offset by the reduction in revenues resulting from the sale of the radiation therapy facilities in 1995.

               For the fiscal years ended May 31, 1996 and 1995, revenues were derived from the following payor sources:

                                                 1996                   1995
                                           ------------------     ----------------
                                           Amount          %      Amount        %
                                           ------        ---      ------       ---
Medicare                                 $ 9,002,000     75.9   $ 7,634,000    69.3
Health Maintenance Organizations                --       --         370,000     3.4
Commercial Insurance                         872,000      7.3       975,000     8.8
Other (primarily Medicaid)                   413,000      3.5       560,000     5.1
                                         -----------    -----   -----------   -----

Net patient service revenue               10,287,000     86.7     9,539,000    86.6

Billing/Collection and Management Fees     1,207,000     10.2     1,078,000     9.8
Other Miscellaneous Revenues                 371,000      3.1       400,000     3.6
                                         -----------    -----   -----------   -----

                                         $11,865,000    100.0   $11,017,000   100.0
                                         ===========   ===+==   ===========   =====

               Changes in the current mix of payors, specifically those which would result in a decrease in the percentage of revenues from Medicare or third-party payors, may adversely effect the Company's future results of operations.

               Patient service revenues are derived from the operations of Leader and Med Tech and the Company's radiation therapy center in Mississippi. Patient service revenues increased $748,000 from $9,539,000 in 1995 to $10,287,000 in 1996. Revenues from Leader and Med Tech (collectively the "home health division") increased $1,577,000 from $8,501,000 in 1995 to $10,078,000 in 1996. The increase in revenues is primarily the result of an increase in the average projected reimbursement rate from Medicare from $65.88 per visit in 1995 to $83.62 per visit in 1996, which was partially offset by a decrease in Medicare home health visits from 112,761 in 1995 to 105,190 in 1996. Revenues from Leader increased $72,000 between 1995 and 1996. Currently, Med Tech has agreements to provide home health services to patients by utilizing the nursing services of other home health agencies. These agreements may be cancelled with 10 days notice by either party. If such agreements were cancelled, this could adversely affect Med Tech's ability to service its patients. If the certificate of need requirements were to change, the number of home health agencies competing in the market could increase significantly, thus having an adverse effect on the Company. Med Tech participates in the Medicare program under which services are rendered to Medicare program beneficiaries and are reimbursed based on cost-reimbursement principles.

               Other revenues, which consist principally of management/consulting and billing and collection revenues and interest income, increased $100,000 from $1,478,000 in 1995 to $1,578,000 in 1996. This increase is primarily attributed to an increase in revenues from the management/consulting and billing and collection contracts entered into as part of the 1995 sales of radiation facilities. Interest income increased $57,000 during 1996 as a result of an increase in interest earned on invested cash.

               Operating expenses in fiscal 1996 increased $604,000, or 5.7% from $10,594,000 in 1995 to $11,198,000 in 1996. This increase was primarily attributable to the following.

               As a result of the Company's participation in the Medicare program, the Company is able to allocate a part of its general and administrative expense to its Medicare certifed home health agency and be reimbursed for such costs by the Medicare system.

               Accordingly, the Company's policy is to treat the allocation of such expenses as a decrease in its general and administrative expenses and an increase in its professional care of patients expenses.

               Professional care of patients expenses increased $805,000 from $8,871,000 in 1995 to $9,676,000 in 1996 as a result of the increase of $501,000 in the general and administrative expenses allocated to Med Tech and an increase in other direct administrative costs of Med Tech as a result of the growth experienced in the latter part of fiscal 1995.

               General and administrative expenses decreased $494,000 from $1,045,000 in 1995 to $551,000 in 1996. This decrease is attributed to the allocation of more general and administrative expenses to Med Tech as discussed above offset by increases in insurance, professional fees and travel expenses. Included in general and administrative expenses for the fiscal years ended May 31, 1996 and 1995, is a provision for certain potentially unrecoverable costs related to the development of new radiation therapy centers the Company intends to establish of $59,000 and $150,000, respectively.

               Direct costs of clinical supplies increased $77,000 from $358,000 in 1995 to $435,000 in 1996. This increase was the result of the increase in revenues from Leader.

               Liquidity and Capital Resources:
               --------------------------------

               As of May 31, 1996, the Company had working capital of $3,317,000, including cash of $865,000 as compared to working capital of $2,146,000 at May 31, 1995. The increase was primarily attributable to the increase in accounts receivable as a result of a significant increase in home health care revenues during the fourth quarter of 1996. The Company has financed accounts receivable through a long-term revolving credit facility.

               During fiscal 1996, cash decreased $501,000. Cash used in operating activities amounted to $734,000 in 1996, compared to cash provided by operating activities of $1,137,000 in 1995. The principal components resulting in a use of cash in operating activities in 1996, were an increase in accounts receivable of $1,125,000; and the payment of the May 31, 1995 amount due to Medicare of $826,000. The increase in accounts receivable is the result of the significant increase in revenues from the home health division during the fourth quarter and a projected balance due on the Company's 1996 cost report of $407,000. The Company's current ratio (current assets over current liabilities) was 3.33 for 1996 and 2.27 for 1995. Cash used in investing activities was $329,000 in 1996, compared to cash provided by investing activities of $337,000 in 1995 and was the result of $305,000 invested in new ventures, $239,000 in the acquisition of property and equipment, $125,000 invested in the purchase of a physical therapy company and $105,000 in advances to related parties. These amounts were offset by $433,000 in collections under notes receivable. Cash provided by financing activities was $562,000 in 1996, compared to cash used in investing activities of $635,000 in 1995 and was the result of the net borrowings of the Company during the year.

               Under the terms related to the sale of the Centers, the Company will receive approximately $50,000 per month due under the notes from the buyer over the next six years, $16,500 in consulting fees per month over the next six years, and payments of 9.5% of the net monthly revenues collected by the buyer which the Company believes will average approximately $25,000 to $30,000 per month over the next twelve years. As a result of the sale of the Company's interest in the Tampa radiation therapy center, the Company will receive $150,000 per year over the next nine years in consulting fees.

               The Company guarantees certain financing agreements of the Palm Beach and Logan partnerships.

               As of May 31, 1996, the Company has guaranteed the following amounts:

               Partnership     Amount       Description
               -----------     ------       -----------

               Palm Beach      $608,000     (1) Equipment leased and leasehold
                                                 improvements; (2) Term loan

               Logan           $388,000     Equipment leased

               Except for those  items  discussed  above,  there are no existing material sources of liquidity available to the Company or material commitments for capital expenditures. There are no material trends, favorable or unfavorable, in the Company's capital resources. Management is unaware, except for those items discussed above, of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

ITEM 7.    FINANCIAL STATEMENTS

           CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
           Consolidated Financial Statements

                                                                           Page
                                                                           ----

               Report of Independent Accountants                           17

               Consolidated Balance Sheets as of May 31, 1996 and 1995     18

               Consolidated Statements of Operations for the
                  Years Ended May 31, 1996 and 1995                        19

               Consolidated Statements of Stockholders' Equity for the
                  Years Ended May 31, 1996 and 1995                        20

               Consolidated Statements of Cash Flows for the
                  Years Ended May 31, 1996 and 1995                        21-22

               Notes to Consolidated Financial Statements                  23-36

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
  and Stockholders of
Cancer Treatment Holdings, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Cancer Treatment Holdings, Inc. and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cancer Treatment Holdings, Inc. and subsidiaries as of May 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ COOPERS & LYBRAND L.L.P.


Fort Lauderdale, Florida
August 21, 1996

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           AS OF MAY 31, 1996 AND 1995

                                                                     1996          1995
                                                                 -----------   -----------
                                     ASSETS
Cash and cash equivalents                                       $   865,265    $ 1,366,141
Accounts receivable, net of allowance for doubtful
  accounts of $124,338 in 1996 and $145,604 in 1995               3,054,893      1,929,785
Notes receivable, net of a discount of $94,758 in 1996
  and $107,465 in 1995                                              338,574        325,867
Receivables from related parties                                    127,931         22,503
Other current assets                                                351,221        525,483
                                                                -----------    -----------

        Total current assets                                      4,737,884      4,169,779

Long-term notes receivable, net of a discount of
  $169,764 in 1996 and $264,522 in 1995                           1,574,684      1,613,258
Property and equipment, net                                       1,115,214        784,974
Investments in and advances to partnerships and ventures            880,858      1,010,064
Intangible assets, net                                              956,809        993,638
Other assets                                                        131,464        123,132
                                                                -----------    -----------

        Total assets                                            $ 9,396,913    $ 8,694,845
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                               $    67,876    $   191,700
Accounts payable and accrued expenses                             1,099,486      1,005,622
Due to Medicare                                                        --          826,319
Income taxes payable                                                254,000           --
                                                                -----------    -----------
        Total current liabilities                                 1,421,362      2,023,641
Long-term debt, net of current portion                            1,155,400        180,085
Deferred income taxes                                               211,400        234,000
Minority interest                                                    21,753         21,753
                                                                -----------    -----------
        Total liabilities                                         2,809,915      2,459,479
                                                                -----------    -----------
Commitments and contingencies (Note 8)

Stockholders' equity:
  Common stock; $.003 par value, 50,000,000
     shares authorized, 3,495,760 shares issued                      10,487         10,487
  Capital in excess of par value                                  5,163,105      5,163,105
  Retained earnings                                               1,693,487      1,341,855
                                                                -----------    -----------

                                                                  6,867,079      6,515,447
  Treasury stock: 159,284 shares, at cost                          (280,081)      (280,081)
                                                                -----------    -----------

   Total stockholders' equity                                     6,586,998      6,235,366
                                                                -----------    -----------

   Total liabilities and stockholders' equity                   $ 9,396,913    $ 8,694,845
                                                                ===========    ===========

           See accompanying Notes to Consolidated Financial Statements

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 1996 AND 1995


                                                                 1996           1995
                                                            ------------    ------------
Net patient service revenues                                $ 10,286,657    $  9,538,733
Other revenues                                                 1,578,422       1,478,106
                                                            ------------    ------------

        Total revenues                                        11,865,079    $ 11,016,839
                                                            ------------    ------------

Operating expenses:
  Professional care of patients                                9,676,435       8,871,244
  Direct cost of clinical supplies                               434,587         357,664
  General and administrative                                     551,239       1,045,194
  Interest expense                                               126,884          56,655
  Depreciation and amortization                                  409,072         263,133
                                                            ------------    ------------

        Total expenses                                        11,198,217      10,593,890
                                                            ------------    ------------

Income before equity in earnings (loss) of  partnerships,
  gain on sale of centers, minority
  interest and income taxes                                      666,862         422,949

Equity in earnings (loss) of partnerships                         (5,230)         78,230

Gain on sale of centers                                             --           349,207

Minority interest                                                   --             9,668
                                                            ------------    ------------

Income before provision for income taxes                         661,632         860,054

Provision for income taxes                                       310,000         346,000
                                                            ------------    ------------

Net income                                                  $    351,632    $    514,054
                                                            ============    ============

Per share data:

   Net income per share                                     $        .11    $        .15
                                                            ============    ============

Weighted average number of shares outstanding                  3,336,476       3,336,476
                                                            ============    ============

            See accompanying Notes to Consolidated Financial Statements

                             CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED MAY 31, 1996 AND 1995

                                        -------------


                            Common Stock           Capital                                 Total
                        ----------------------   In Excess     Retained     Treasury    Stockholders'
                         Shares       Amount       of Par      Earnings      Stock         Equity
                       ----------   ----------   ----------   ----------   ----------    ----------
Balance May 31, 1994    3,495,760   $   10,487   $5,163,105   $  827,801   $ (280,081)   $5,721,312

Net income                   --           --                     514,054         --         514,054
                       ----------   ----------   ----------   ----------   ----------    ----------

Balance May 31, 1995    3,495,760       10,487    5,163,105    1,341,855     (280,081)    6,235,366

Net income                   --           --                     351,632         --         351,632
                       ----------   ----------   ----------   ----------   ----------    ----------

Balance May 31, 1996    3,495,760   $   10,487   $5,163,105   $1,693,487   $ (280,081)   $6,586,998
                       ==========   ==========   ==========   ==========   ==========    ==========




































                  See accompanying Notes to Consolidated Financial Statements

                            CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED MAY 31, 1996 AND 1995

                                                                      1996          1995
                                                                 -----------    -----------
Cash flows from operating activities:
  Net income                                                     $   351,632    $   514,054
                                                                 -----------    -----------
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Accretion of discount on notes receivable                       (107,465)       (76,816)
    Gain on sale of centers                                             --         (349,207)
    Gain on sale or liquidation of investments                          --          (98,029)
    Depreciation                                                     242,843        128,339
    Amortization                                                     166,229        134,794
    Provision for potentially unrecoverable capitalized costs         59,452        161,688
    Equity in loss (earnings) of unconsolidated partnerships           5,230        (78,230)
    Deferred tax expense                                              16,800        234,000
    Minority interest                                                   --           (9,668)
    Change in operating assets and liabilities, net of
    acquisitions and dispositions:
       Accounts receivable                                        (1,125,108)      (110,491)
       Other current and non-current assets                          134,813        (76,841)
       Accounts payable and accrued expenses                          93,864        (63,334)
       Due to Medicare                                              (826,319)       826,319
       Income taxes payable                                          254,000           --
                                                                 -----------    -----------
         Net cash provided by (used in) operating activities        (734,029)     1,136,578
                                                                 -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of centers, net of transaction costs               --          469,378
  Collections of notes receivable                                    433,332        288,888
  Proceeds from sale of investments                                     --          345,280
  Advances to related parties                                       (105,428)      (215,401)
  Investments in Partnerships and ventures                          (305,309)      (650,262)
  Acquisitions                                                      (125,000)       (65,000)
  Distributions received from Partnerships                            12,500        365,000
  Acquisition of property and equipment                             (239,033)      (200,669)
                                                                 -----------    -----------
           Net cash provided by (used in) investing activities      (328,938)       337,214
                                                                 -----------    -----------
Cash flows from financing activities:
  Release of restricted cash                                            --           37,500
  Distributions to minority interests                                   --         (480,082)
  Repayments of long-term debt, including revolving
     credit agreements                                            (2,644,520)      (642,149)
  Borrowings for long-term debt, including revolving
     credit agreements                                             3,224,111        449,575
                                                                 -----------    -----------
         Net cash provided by (used in) financing activities         562,091       (635,156)
                                                                 -----------    -----------
Net increase (decrease) in cash and cash equivalents                (500,876)       838,636
Cash and cash equivalents at beginning of year                     1,366,141        527,505
                                                                 -----------    -----------
Cash and cash equivalents at end of year                         $   865,265    $ 1,366,141
                                                                 ===========    ===========



           See accompanying Notes to Consolidated Financial Statements

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                    FOR THE YEARS ENDED MAY 31, 1996 AND 1995


SUPPLEMENTAL DISCLOSURES:

                                                   1996                  1995
                                                 --------              --------

Interest paid                                    $126,884              $ 83,847
Income taxes paid                                  61,500                  --



NON-CASH FINANCING AND INVESTING ACTIVITIES:

In August 1994, the Company sold substantially all of the assets of two of its radiation therapy centers to an unrelated third party. The Company received $469,378 in cash and an interest bearing note for $2,600,000 which the Company has recorded net of a discount of $448,803. The sale resulted in a gain of $349,207. The remaining assets sold and liabilities assumed in the transaction were as follows:

        Property, plant and equipment                      $(2,406,207)
        Intangible assets, net                                (847,800)
        Other assets                                           (33,470)
        Minority interest                                      257,167
        Long-term debt                                         758,312


During fiscal 1996, the Company acquired property and equipment of approximately $272,000 through capital lease financing.


















           See accompanying Notes to Consolidated Financial Statements

                         CANCER TREATMENT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------

1.      BUSINESS:
        ---------

        Cancer Treatment Holdings, Inc. ("CTH"), a Nevada corporation, with its subsidiaries (the "Company") is primarily engaged in providing the ambulatory treatment of cancer using a variety of modalities, including radiation therapy and conventional chemotherapy through home infusion, and home nursing services.

        Radiation Therapy Services
        --------------------------

        Presently, the Company owns and operates one radiation therapy facility and also owns a 50% interest in a facility in West Palm Beach, Florida, which is organized as a limited partnership with a subsidiary of the Company serving as a general partner. In addition, the Company provides management and/or consulting services for seven radiation therapy facilities.

        Nursing and Infusion Services
        -----------------------------

        The Company owns and operates Leader Health Care Center, Inc. ("Leader"), which is a provider of home infusion services in the South Florida area. Through Leader, the Company wholly owns Southern Cross
        Home Health, Inc. ("Southern Cross") and Med Tech Services of South Florida, Inc. ("Med Tech"), which are providers of nursing and various therapy and aide services to individuals in their homes in the South Florida area.

2.      SIGNIFICANT ACCOUNTING POLICIES:
        -------------------------------

        Principles of Consolidation
        ---------------------------

        The accompanying consolidated financial statements include the accounts of all subsidiaries and partnerships in which the Company owns more than 50%. All significant intercompany investments, accounts and transactions have been eliminated. Investments in partnerships in which the ownership interest is 50% or less and the Company exercises significant influence over operating and financial policies are accounted for using the equity method.

        Use of Estimates
        ----------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         CANCER TREATMENT HOLDINGS, INC.

                                ----------------

2.      SIGNIFICANT ACCOUNTING POLICIES: (continued)
        -------------------------------

        Cash Equivalents
        ----------------

        The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

        Revenue Recognition
        -------------------

        Net Patient Service Revenues are derived from home health care and radiation therapy.

        Home health care services are provided to Medicare and non-Medicare patients. The Company participates in the Medicare program under which services rendered to Medicare program beneficiaries are reimbursed based on cost-reimbursement principles and are subject to audit and retroactive adjustment by the respective Medicare program fiscal intermediary. Differences between the estimated settlements and final amounts are recognized as increases or decreases in net patient service revenues in the year of settlement. In the opinion of management, retroactive adjustments, if any, would not be material to the financial position or results of operations of the Company.

        Radiation therapy for services provided by the centers are reported on a consolidated basis. The Company accepts assignment from Medicare and HMO patients treated at the centers. Consequently, the Company is prohibited from collecting the full usual, customary prevailing charges for treatments provided to patients under the Medicare program. Therefore, patient fees generated from services provided to Medicare and HMO patients are recorded net of the Medicare contractual allowance in the accompanying financial statements.

        Other revenues include management and/or consulting fees from the centers which the Company manages or for which the Company provides consulting services. Management fees are principally based on a percentage of collections with annual maximum fees. Consulting fees are recognized over the term of the consulting agreement. The Company also provides centralized billing and collection services for six centers. Billing and collection fees are principally based on a percentage of collections with annual maximum fees. Other revenues also include interest income of $286,000 and $229,000 in 1996 and 1995, respectively.

                         CANCER TREATMENT HOLDINGS, INC.

                                ----------------

2.      SIGNIFICANT ACCOUNTING POLICIES: (continued)
        -------------------------------

        Property and Equipment
        ----------------------

        Property and equipment is stated at cost and depreciated over its estimated useful lives ranging from five to forty years using the straight-line method. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Upon disposition, the cost and accumulated depreciation of property and equipment are removed from the accounts and any gain or loss is reflected in the statement of operations.

        In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires that long-lived assets, such as property and equipment, and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows expected to result from the use of the asset and its eventual disposition. The Company is required to adopt this standard for fiscal year 1997. This statement upon its adoption will not have a material impact on the Company's financial statements.

        Capitalized Development Costs
        -----------------------------

        The Company capitalizes costs including legal fees, architectural fees, rent payments and lease deposits related to the development of new radiation centers which are expected to benefit future periods. Costs are capitalized until the center begins to generate revenues or when the Company abandons its plans to establish the center or such establishment is no longer possible.

        Intangible Assets
        -----------------

        Costs in excess of the estimated fair value of net identifiable assets of acquired business ("goodwill") are amortized on a straight-line basis over twenty years. Other intangible assets consist of licenses which are amortized over ten years and amounts attributable to certain consulting agreements obtained in connection with the sale of two radiation therapy centers (see Note 3) which are amortized over the life of such agreements.

        The Company periodically evaluates the carrying amount of goodwill and other intangible assets to recognize and measure the possible impairment of these assets. Based on the expected recovery from cash flows, the Company believes there is no impairment to intangible assets.

                          CANCER TREATMENT HOLDINGS, INC.

                                ----------------

2.      SIGNIFICANT ACCOUNTING POLICIES: (continued)
        -------------------------------

        The following table summarizes intangible assets, net of accumulated amortization of $351,525 and $201,846 at May 31, 1996 and 1995,
        respectively.
                                               1996                1995
                                            --------            ---------

                      Goodwill              $345,554             $256,149
                      Other                  611,255              737,489
                                           ---------            ---------

                                            $956,809             $993,638
                                            ========             ========
        Income Taxes
        ------------

        Deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        Per Share Data
        --------------

        Per share data is based on the weighted average number of common shares outstanding during each year after considering the exercise of stock options and conversion of debentures into common stock. In computing the income per share for 1996 and 1995, convertible debentures and stock options are not considered because they have an anti-dilutive effect.

        Reclassifications
        -----------------

        Certain amounts have been reclassified in the 1995 financial statements to conform to the 1996 presentation.

3.      ASSET ACQUISITIONS AND DISPOSALS:
        --------------------------------

        In May 1996, the Company sold all of its interest in a radiation therapy center under development in Yonkers, New York. The Company will receive $300,000 in cash as a reimbursement for expenses incurred associated with the development of the facility. Such amount is due in equal monthly installments over a one year period beginning seven months after the facility opens (which is estimated in December 1996). This receivable is included in long-term notes receivable as of May 31, 1996.

        As part of the transaction, the Company also entered into a three-year non-competition agreement, a five-year consulting agreement, a turn-key license agreement and an option agreement allowing the buyer to participate as an equity owner in future transactions of a similar

                          CANCER TREATMENT HOLDINGS, INC.

                                ----------------

3.      ASSET ACQUISITION AND DISPOSALS:  (continued)
        -------------------------------

        nature. The aggregate proceeds for these respective agreements total $1,950,000. Such amounts are payable beginning 18 months after the center opens and are limited, on a monthly basis, to a percentage of the fees collected by the center. Such amounts will be recorded in income when contingencies regarding collectability of such amounts are resolved.

        In June 1996, the Company acquired, for $125,000 in cash, certain assets of a physical therapy operation. As a result of the transaction, the Company recorded goodwill in the amount of $112,250.

        In August 1994, the Company sold substantially all of the assets of two of its radiation therapy centers for $3,500,000 consisting of $900,000 in cash and $2,600,000 in a subordinated promissory note which bears interest at prime and is payable in monthly installments over six years. The Company recorded the note net of a discount of 14%, or $448,803, based on, among other factors, the Company's incremental borrowing rate and the credit risk of the buyer. The net gain on the sale amounted to $349,207. Concurrent with the sale, the Company entered into a twelve-year management and billing and collection agreement under which the Company will receive 9.5% of annual net collected revenues and a six-year consulting agreement whereby the Company will receive $16,500 per month for consulting services.

        During 1995, the Company increased its ownership in Palm Beach Radiotherapy Associates, Ltd. ("Palm Beach") from 20% to 50%. The purchase price for the additional 30% was $182,040. During 1995, the Company also acquired the remaining minority interest in Leader and Med Tech. The total price was $65,000 including goodwill of $33,000.

        In 1995, in order to comply with the Physician Ownership of and Referrals to Health Care Entities Act (the "Stark Law"), the Company took the following steps at two of its radiation therapy centers:

          (i) The Company, through a wholly-owned subsidiary, CTI of Tampa, Inc., held a 21.26% general partner interest in Tampa Radiotherapy Associates, Ltd. ("Tampa"). Tampa sold all of its assets and provided a liquidating distribution of approximately $303,000 to the Company. The sale of Tampa's assets did not have a material impact on the Company's statement of operations. Concurrent with the asset sale, the Company entered into a ten-year consulting agreement with the buyer under which the Company will receive $150,000 per year for such services.

        (ii) The Company sold its 9% interest in Macon Radiotherapy Associates, Ltd. ("Macon") for approximately $168,000. The sale of the Company's interest in Macon resulted in a pre-tax gain of approximately $98,000.

                         CANCER TREATMENT HOLDINGS, INC.

                                ----------------

4.      PROPERTY AND EQUIPMENT:
        ----------------------

        Property and equipment consists of the following at May 31, 1996 and 1995:

                                                      1996         1995
                                                  ----------   ----------
           Land                                   $   33,000   $   33,000
           Buildings and leasehold improvements    1,122,979      836,229
           Office furniture and equipment            388,034      320,793
           Medical equipment                         163,853         --
                                                  ----------   ----------
                                                   1,707,866    1,190,022
           Less accumulated depreciation             592,652      405,048
                                                  ----------   ----------
                                                  $1,115,214   $  784,974
                                                  ==========   ==========

        The Company owns an office condominium unit with a net book value of $475,645 which is leased under a lease agreement with a remaining period of two years that requires a minimum base annual rental of $48,000. Rental income for the years ended May 31, 1996 and 1995, amounted to $59,192 and $71,718, respectively. The Company incurred rental property expense of $32,690 and $34,149 during fiscal years 1996 and 1995, respectively, which includes depreciation expense of $16,677 each year.

        Under the terms of the lease, the Company expects to receive future minimum leasing gross income of $48,000 in fiscal year 1997 and $39,000 in fiscal year 1998.


5.      INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND VENTURES:
        --------------------------------------------------------

        The Company's investments in and advances to partnerships and ventures consists of the following at May 31, 1996 and 1995:

                                                 1996                1995
                                              ---------          ----------
        Investment in Palm Beach (a)          $171,634           $  196,392
        Advances to Palm Beach                 419,879              423,075
        Development of new centers             289,345              390,597
                                              --------           ----------
                                              $880,858           $1,010,064
                                              ========           ==========

                         CANCER TREATMENT HOLDINGS, INC.

                                ----------------

5.      INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND VENTURES:  (continued)
        --------------------------------------------------------

        (a) The Company receives a management fee equal to 8% of patient revenues collected, not to exceed $116,400 annually, subject to adjustments upward for increases in the CPI, not to exceed 5% annually. The Company also provides billing and collection services and receives compensation equal to 5% of patient revenues collected, not to exceed $87,300 annually. The maximum annual fee is subject to adjustments upward for increases in the consumer price index, not to exceed 5% annually.

        The condensed summary of financial information for Palm Beach as of and for the twelve months ended May 31 is as follows:

        Financial Position:                          1996          1995
        ------------------                      -----------    -----------

        Current assets                          $   595,185    $   357,071
        Land, building, leasehold
          improvements and equipment, net           655,187      1,018,411
        Other assets                                  3,568         11,059
                                                -----------    -----------

        Total assets                              1,253,940      1,386,541
                                                -----------    -----------
        Current liabilities including amounts
          due to the Company of $419,879 in
          1996 and $423,075 in 1995               1,088,396      1,047,827
        Long-term portion of mortgage
          and notes payable                         118,750        256,461
                                                -----------    -----------

        Total liabilities                         1,207,146      1,304,288
                                                -----------    -----------

        Partners' capital                       $    46,794    $    82,253
                                                ===========    ===========
        Results of Operations:

        Net revenues                            $ 1,626,329    $ 1,525,019
        Operating expenses                        1,607,459     (1,657,845)
                                                -----------    -----------

        Income (loss) from operations                18,870       (132,826)
        Other expenses                              (29,330)       (76,739)
                                                -----------    -----------

        Net loss                                $   (10,460)   $  (209,565)
                                                ===========    ===========

        At May 31, 1996, the difference between the Company's investment and its equity in the net assets of Palm Beach was $148,000. This amount is being amortized to income over a period of twenty years. The Company's investment in Palm Beach is reflected net of non-interest bearing demand notes payable to Palm Beach aggregating $130,000.
                                       29

                         CANCER TREATMENT HOLDINGS, INC.

                                ----------------

5.      INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND VENTURES:  (continued)
        --------------------------------------------------------

        The Company is in the process of establishing radiation therapy centers in Logan, West Virginia, and Lakewood, New Jersey. The Company expects these centers to be operational in fiscal 1997. The Company has received commitments from a third-party financing source totaling approximately $3,000,000 for the establishment of these radiation therapy centers. The Company believes that the financing required for these new centers will not exceed $3,000,000. Under the terms of the financing, monthly payments, commencing upon the opening of a center, will be made over a sixty-month period at interest rates ranging from 11.0% to 13.5%.

6.      LONG-TERM DEBT:
        --------------

        Long-term debt at May 31, 1996 and 1995, consists of the following:

                                                               1996         1995
                                                           ----------    ---------
        $2,000,000 revolving credit facility, interest at
        LIBOR plus 8% (13.43% at May 31, 1996) due
        weekly, maturing in March 2001, collateralized
        by accounts receivable. Borrowings limited to 80%
        of allowable accounts receivable. Unused
        availability of $565,000 at May 31, 1996           $  778,123    $     --

        $450,000 bank line of credit, variable interest
        rate (10.00% at May 31, 1995), due on demand,
        collateralized by notes receivable                        --       149,575

        Mortgage payable, interest at 8.5%, interest and
        principal due monthly, maturing in January 1998,
        collateralized  by office  condominium with a net
        carrying value of $475,645                            174,167      192,506

        Capitalized lease obligations, interest at 13.05%,
        interest and principal due monthly, maturing
        March 2001                                            244,649          --

        Other borrowings                                       26,337       29,704
                                                           ----------   ----------

                                                            1,223,276      371,785

        Less current portion                                   67,876      191,700
                                                           ----------   ----------

                                                           $1,155,400   $  180,085
                                                           ==========   ==========

                         CANCER TREATMENT HOLDINGS, INC.

                                ----------------

6.     LONG-TERM DEBT:  (continued)
       --------------

       Future principal payments of debt classified as long-term are as follows:

               Year Ending May 31,
               -------------------

                      1998                         $   203,835
                      1999                              56,343
                      2000                              59,239
                      2001                             835,983
                                                   -----------
                                                    $1,155,400
                                                   ===========
7.      INCOME TAXES:
        ------------

        The provision for income taxes for the years ended May 31, 1996 and 1995, consist of the following:

                                                       1996          1995
                                                    --------      --------
               Current:
                  Federal                           $230,000      $ 17,400
                  State                               63,200         5,000
                                                    --------      --------

                                                     293,200        22,400
                                                    --------      --------
               Deferred:
                  Federal                             15,500       273,100
                  State                                1,300        50,500
                                                   ---------      --------

                                                      16,800       323,600
                                                    --------      --------

               Provision  for income taxes          $310,000      $346,000
                                                    ========      ========

                         CANCER TREATMENT HOLDINGS, INC.

                                ----------------

7.      INCOME TAXES:  (continued)
        ------------

        The reconciliation between the statutory charge for income taxes and the actual charge for income taxes from operations for the years ended May 31, 1996 and 1995, is shown in the following table:

                                                         1996          1995
                                                      --------    -------

        Computed expected tax expense:                $225,000    $292,400
          State income taxes                            61,900      49,500
          Change in valuation allowance                133,400     (92,200)
          NOL, capital loss utilization                    --         (700)
          Investment in subsidiary                    (151,500)   (164,100)
          Goodwill and other nondeductible expenses     21,500     303,200
          Graduated tax rates                              --      (21,600)
          Other, net                                    19,700     (18,500)
                                                      --------    --------

        Effective provision for income taxes          $310,000    $346,000
                                                      ========    ========

        The significant components of the deferred tax assets and liabilities as of May 31, 1996 and 1995, were as follows:

                                                        1996        1995
                                                     ---------    --------
        Deferred tax assets:
           Allowance for doubtful accounts           $  74,600    $ 52,000
           Property and equipment                       44,400         --
           Investment in subsidiary                    308,000     196,200
           NOL carryforward                                --       59,600
           Other                                           200      10,100
           Valuation allowance                        (133,400)        --
                                                     ---------    --------

                                                       293,800     317,900
        Deferred tax liabilities:
           Notes receivable                            288,000     317,100
           Intangible assets                           143,400     101,400
           Investments                                     --       14,000
           Other                                         2,800       9,000
                                                     ---------    --------

                                                       434,200     441,500

        Net deferred tax liability                   $(140,400)  $(123,600)
                                                     =========   =========

        The Company provides a valuation allowance against deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax

                         CANCER TREATMENT HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                ----------------

7.      INCOME TAXES:  (continued)
        ------------

        assets of $133,400 and $0 at May 31, 1996 and 1995, respectively. The increase in the valuation allowance for the year ended May 31, 1996 results from the uncertainty of the realization of the full benefit of the Company's tax planning strategy whereby the Company will utilize a loss on the sale of stock of one of its subsidiaries.

8.      COMMITMENTS AND CONTINGENCIES:
        -----------------------------

        The  Company  leases  office  space  under  five-year   operating  lease
        agreements. Future minimum annual lease commitments under these leases are as follows:

               Year Ending May 31
               ------------------

                      1997                  $217,022
                      1998                   103,429
                      1999                    66,430
                      2000                     4,903

        Rent expense for fiscal years ended 1996 and 1995, amounted to approximately $239,000 and $147,000, respectively.

        As a general partner, the Company is jointly and severally liable for the liabilities concerning the actions of the Palm Beach and Logan partnerships and has guaranteed certain liabilities of these partnerships amounting to $996,000 at May 31, 1996. In this connection, the Company could be held responsible for any and all liabilities arising from the actions of Palm Beach. The Company, along with the other general partner of Palm Beach, have also executed demand promissory notes payable to Palm Beach which have been assigned by Palm Beach as collateral to certain creditors of that partnership.

        The Company is involved in several legal proceedings arising from a dispute between the Company, as managing general partner of the Palm Beach Partnership, and the other general partner of the Palm Beach Partnership. The dispute relates to the decision of the other general partner to conduct its radiation therapy business through its own affiliates rather than through the Palm Beach Partnership. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

9.      EMPLOYEE BENEFIT PLANS:
        ----------------------

        The Company has established an Employee  Benefit Plan (the "Plan") under
        Section 401(k) of the Internal Revenue Code. The Plan allows all full time employees to defer up to 15% of their income on a pre-tax basis through contributions to the Plan. Employer contributions are matched by the Company as deemed advisable by the Executive Compensation Committee. For fiscal years 1996 and 1995, the Company's expense related to matching contributions amounted to $33,295 and $7,310, respectively.
                                       33

                         CANCER TREATMENT HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                ----------------


9.      EMPLOYEE BENEFIT PLANS:  (continued)
        ----------------------

        During fiscal year 1995, the Company established a deferred fringe benefit plan for the employees of Med Tech. The plan is administered by the Compensation Committee of the Board of Directors of the Company and provides for contributions based upon achievements of specific goals by the Company and the participating employees. Vesting begins at 20% after two years of service, and from the third through the sixth years, vesting increases by 20% each year until full vesting occurs. Each year, contributions, if any, are determined by the Board of Directors of the Company. The Company's fiscal year 1995 contribution expense was $100,000. No amounts were contributed in fiscal year 1996.

10.     WARRANTS, STOCK OPTIONS AND TREASURY STOCK:
        ------------------------------------------

        The Company has established an employee stock option plan which provides for the issuance of up to 100,000 shares of Common Stock. The exercise price is determined by a committee of the Board but may not be less than 100% of the fair market value of the Common Stock on the date of the grant of the option. The term of each option is also determined by the committee, but in no event may the term of an option be longer than ten years from the date of grant. Such options will expire upon termination of employment with the Company.

        The Company has also granted stock options to officers, directors and financial advisors. All options were granted at or above prevailing market prices and are exercisable over terms of up to six years.

        During fiscal year 1996, the Company extended the term of 250,000 options previously issued to the Chairman of the Board to August 6, 2005. In addition on August 6, 1995, the Chairman was granted an additional 250,000 non-qualified options at $3.50 per share which are exercisable in installments of 83,334 shares per year on August 7, 1995, 1996 and 1997. These non-qualified options expire on August 6, 2005. The exercise price per share of the options at the date of the modification of the option term was in excess of the fair market value of the stock underlying the option, therefore, no compensation expense was recorded by the Company as a result of the modification of these options.

                         CANCER TREATMENT HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                ----------------

10.     WARRANTS, STOCK OPTIONS AND TREASURY STOCK:  (continued)
        ------------------------------------------

        A summary of changes in common stock options during fiscal year 1996 and 1995 is as follows:

                                              Employee Plan                Other Grants
                                        -----------------------     -------------------------
                                        Number of     Price per     Number of      Price per
                                          Shares        Share         Shares          Share
                                        ---------     ---------     ---------      ----------
        Outstanding at May 31, 1994       47,000      $2.50-$3.50     667,500      $2.06-$5.00

        Granted                           33,000      $3.50            20,000      $2.38
                                          ------                      -------

        Outstanding at May 31, 1995       80,000      $3.50           687,500      $2.38-$5.00

        Granted                           10,000      $3.50           380,000      $3.125-$3.50
                                          ------      -----           -------

        Outstanding at May 31, 1996       90,000      $3.50         1,067,500      $2.38-$5.00
                                          ======                    =========

        Amount exercisable                47,000                      800,834
                                          ======                      =======

        As of May 31, 1996, the Company has reserved 1,067,500 shares of its Common Stock for issuance upon the exercise of all outstanding options.

        The Company presently measures stock-based compensation as the difference between the market price of the Company's stock and the amount to be paid for the stock at the measurement date. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which introduces a fair value-based method of accounting for stock-based compensation. Although expense recognition for grants of stock, stock options and other equity instruments to employees based on the new fair value accounting rules is not mandatory, the standard requires disclosure of pro forma net income and earnings per share under the new method for grants awarded after January 1, 1995. The new disclosure requirements are effective for the Company's fiscal year 1997. The Company anticipates adopting only the disclosure requirements of this statement, therefore, the statement will not have a material impact on the Company's financial position or results of operations.

                         CANCER TREATMENT HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                ----------------


11.     FINANCIAL INSTRUMENTS AND SIGNIFICANT CUSTOMERS:
        -----------------------------------------------

        Concentrations of Credit Risk
        -----------------------------

        Financial instruments which subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and notes receivable. The Company maintains its cash and cash equivalents in bank accounts with highly-rated financial institutions, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to accounts receivable are minimized as such amounts are principally due from Medicare. Approximately 84% and 69% of the Company's accounts receivable at May 31, 1996 and 1995, respectively, are due from Medicare. The Company's credit risk with respect to notes receivable is minimized as the notes are collateralized by equipment and property of a radiation therapy facility. Additionally, the notes have been paid in accordance with their respective terms through May 31, 1996.

        Fair Value of Financial Instruments
        -----------------------------------

        The carrying value of long-term notes receivable and debt, including the current portion, approximated fair value as of May 31, 1996 and 1995, based on current rates for similar types of borrowing arrangements.

        Significant Customers
        ---------------------

        Med Tech is a Medicare-certified home health agency and, as such, has a license to bill Medicare. The Company has entered into several contracts with non-Medicare certified home health agencies to provide home health services. These contracts may be cancelled by either party with ten days notice. The Company recorded revenues from these contracts of $7,340,000 and $5,876,000 in fiscal years 1996 and 1995, respectively. One contract represented $6,127,000 and $4,244,000 of the respective amounts in fiscal years 1996 and 1995, respectively.

                                     PART II

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable

                                    PART III

ITEM 9.        DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

               The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" and "Election of Directors" in the Company's proxy statement for its 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement").

ITEM 10.       EXECUTIVE COMPENSATION

               The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" in the Company's 1996 Proxy Statement.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information required by this item with respect to security ownership is incorporated herein by reference to the section entitled "Voting Securities and Principal Holders Thereof" in the Company's 1996 Proxy Statement.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this item with respect to security ownership is incorporated herein by reference to the section entitled "Voting Securities and Principal Holders Thereof" in the Company's 1996 Proxy Statement.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Financial Statements and Exhibits

                      Financial Statements
                      --------------------

                      The consolidated financial statements of the Company and its subsidiaries filed as a part of this Annual Report on Form 10-KSB are listed it Item 7 of this Annual Report on Form 10-KSB, which listing is hereby incorporated herein by reference.

                      Exhibits
                      --------

                      Exhibit
                      No.      Description of Items
                      ------   --------------------
                      3.1      Articles of Incorporation of the Company (as amended)(1)

                      3.2      By-Laws(3)

                      10.1     Asset Sales Agreement between RTI and SBHD, including amendments (without exhibits)(1)

                      10.2     Third Amendment to Asset Purchase Agreement between CTI and SBHD(2)

                      10.3     Employment contract between CTH and Ullrich Klamm, Ph.D.(4)

                      10.4     Employment contract between CTH and Stanley L. Malkin, M.D.(4)

                      10.5     Agreements between CTI of West Broward, Inc. and Coral Springs Radiation
                               Therapy Regional Center, Inc.(5)

                      10.6     Agreements between Boca Raton Radiotherapy Associates, Ltd. and Boca Raton
                               Radiation Therapy Regional Center, Inc.(5)

                      10.7     Asset Purchase Agreement between Tampa Radiotherapy Associates, Ltd. and
                               Oncology Services Associates, P.A., dated January 1, 1995.(6)

                      10.8     Consulting Agreement between Oncology Services Corporation and its affiliates, and Cancer Treatment Holdings, Inc., dated January 1, 1995 (6)

                      10.9     Agreements between Cancer Treatment Holdings, Inc., CTI of New York and
                               Yonkers Radiation Medical Practice, P.C.

                      10.10    Loan and Security Agreement between Med Tech Funding Corporation and
                               COPELCO/American Healthfund, Inc.

                      21.1     Subsidiaries of the Registrant

                      27       Financial Data Schedule (Electronic filing only)

                      (1) Incorporated by reference to Form S-18 as filed with the Securities and Exchange Commission on April 14, 1988, File No. 33-21269-A.

                      (2)      Incorporated  by  reference  to the  Registrant's
                               Form 10-K for fiscal year ended May 31, 1990, as filed with the Securities and Exchange Commission on August 28, 1990.

                      (3)      Incorporated  by  reference  to the  Registrant's
                               Form 10-K for the fiscal year ended May 31, 1992,
                               as  filed  with  the   Securities   and  exchange
                               Commission on August 28, 1992.

                      (4)      Incorporated  by  reference  to the  Registrant's
                               Form 10-K for the fiscal year ended May 31, 1993,
                               as  filed  with  the   securities   and  Exchange
                               Commission on August 30, 1993.

                      (5)      Incorporated  by  reference  to the  Registrant's
                               Form 10-KSB for the fiscal year ended May 31, 1995, as filed with the Securities and Exchange
                               Commission on August 25, 1995.


                      --------

                      Exhibit
                      No.      Description of Items
                      -------  --------------------
                      (6)      Incorporated  by  reference  to  the Registrant's
                               Amendment No. 1 to Form S-3 as filed with the Securities and Exchange Commission on February
                               13, 1995.

               (b) Reports on Form 8-K filed during the three months ended May 31, 1995.

                      There were no reports on Form 8-K filed during the three months ended May 31, 1996.

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CANCER TREATMENT HOLDINGS, INC.



                               by:    /s/ Ullrich Klamm, Ph.D.
                                    -------------------------------------
                                    Ullrich Klamm, Ph.D.
                                    Chairman and Chief Executive Officer

August 26, 1996

                                   SIGNATURES
                                   ----------

        In  accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated:


Signatures                        Position                       Dated
- ----------                        --------                       -----

/s/ Ullrich Klamm, Ph.D.          Chairman of the Board          August 26, 1996
- ------------------------          Chief Executive Officer
Ullrich Klamm, Ph.D.


/s/ Louis W. Boisvert, III        Chief Financial Officer        August 26, 1996
- --------------------------        and Vice President of Finance
Louis W. Boisvert, III


/s/ Carol Befanis O'Donnell, Esq. Corporate Secretary            August 26, 1996
- ---------------------------
Carol Befanis O'Donnell,Esq.


/s/ Lisa M. Dobrovosky            Treasurer, Controller          August 26, 1996
- ----------------------
Lisa M. Dobrovosky


/s/ Salvatore Russo, Ph.D.        Director                       August 26, 1996
- --------------------------
Salvatore Russo, Ph.D.


/s/ Jack Mull, M.D.               Director                       August 26, 1996
- -------------------
Jack Mull, M.D.


/s/ Jack W. Buechner              Director                       August 26, 1996
- --------------------
Jack W. Buechner


/s/ John P. Rosenthal             Director                       August 26, 1996
- ---------------------
John P. Rosenthal