Form 10QSB
period 1996-08-31
CANCER TREATMENT HOLDINGS INC
filed 1996-10-15
CIK 832092

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996
                                                ---------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
               For the transition period from______ to___________

              Commission file number            0-16964
                                     -------------------------------

                        CANCER TREATMENT HOLDINGS, INC.
                        -------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

              Nevada                                           87-0410907
--------------------------------------------------------------------------------
    (State or other jurisdiction                           (IRS Employer
  of incorporation or organization)                         Identification No.)


     4491 South State Road Seven, Suite 200, Fort Lauderdale, Florida, 33314
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 321-9555
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes x   No
                                                                      ---    ---

      The number of shares outstanding of each of the issuer's classes of common equity, as of October 6, 1996 was: 3,336,476
                                  ----------

                         CANCER TREATMENT HOLDINGS, INC.






                                     INDEX




                                                                           Page
                                                                           ----
PART  I - FINANCIAL INFORMATION


            ITEM 1.     FINANCIAL STATEMENTS:

                        Consolidated Balance Sheets
                         as of August 31, 1996 and May 31, 1996              2

                        Consolidated Statements of Operations
                         for the Three Months Ended
                         August 31, 1996 and 1995                            3

                        Consolidated Statements of Cash Flows
                         for the Three Months Ended
                         August 31, 1996 and 1995                            4

                        Notes to Consolidated Financial Statements           5

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF CONSOLIDATED FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS                            6


PART II -OTHER INFORMATION

            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                     8


SIGNATURES                                                                   9

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              August 31,     May 31,
                                                                1996          1996
                                                           -----------    -----------
                                                           (Unaudited)
                                     ASSETS
Cash and cash equivalents                                  $   304,393    $   865,265
Accounts receivable, net of allowance for doubtful
 accounts of $107,844 and $124,338                           4,198,514      3,054,893
Notes receivable net of discount of
 $91,448 and $94,758, respectively                             341,883        338,574
Receivables from related parties                               132,401        127,931
Other current assets                                           334,839        351,221
                                                           -----------    -----------

     Total current assets                                    5,312,030      4,737,884

Long-term notes receivable, net of discount of
 $147,178 and $169,764, respectively                         1,488,937      1,574,684
Property and equipment, net                                  1,052,031      1,115,214
Investments in and advances to partnerships and ventures       936,275        880,858
Intangible assets, net                                         918,638        956,809
Other assets                                                   183,472        131,464
                                                           -----------    -----------

     Total assets                                          $ 9,891,383    $ 9,396,913
                                                           ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                          $    73,018    $    67,876
Accounts payable and accrued expenses                        1,025,097      1,099,486
Income taxes payable                                            99,000        254,000
                                                           -----------    -----------

     Total current liabilities                               1,197,115      1,421,362

Long-term debt, net of current portion                       1,843,449      1,155,400
Deferred income taxes                                          211,400        211,400
Minority interest                                               21,753         21,753
                                                           -----------    -----------

     Total liabilities                                       3,273,717      2,809,915
                                                           -----------    -----------
Commitments and contingencies (note 2)

Stockholders' equity:
  Common stock; $.003 par value, 50,000,000
   shares authorized, 3,495,760 shares issued                   10,487         10,487
  Capital in excess of par value                             5,163,105      5,163,105
  Retained earnings                                          1,724,155      1,693,487
                                                           -----------    -----------

                                                             6,897,747      6,867,079

Treasury stock; 159,284 shares, at cost                       (280,081)      (280,081)
                                                           -----------    -----------

     Total stockholders' equity                              6,617,666      6,586,998
                                                           -----------    -----------

     Total liabilities and stockholders' equity            $ 9,891,383    $ 9,396,913
                                                           ===========    ===========

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended August 31, 1996 and 1995



                                                          1996        1995
                                                     -----------    -----------
Net Patient Service Revenues                         $ 3,720,025    $ 2,457,620
Other revenues                                           378,779        394,639
                                                     -----------    -----------

     Total Revenues                                    4,098,804      2,852,259

Operating expenses:
     Professional care of patients                     3,512,850      2,212,912
     Direct costs of clinical supplies                    66,243        123,936
     General and administrative                          310,153        240,745
     Interest expense                                     62,707         25,291
     Depreciation and amortization                       119,072         79,082
                                                     -----------    -----------

     Total Expenses                                    4,071,025      2,681,966
                                                     -----------    -----------

Income before equity in earnings (loss) of
 partnerships, and income taxes                           27,779        170,293

Equity in earnings (loss) of partnerships                 22,889        (12,758)
                                                     -----------    -----------

Income before provision for income taxes                  50,668        157,535

Provision for income taxes                               (20,000)       (65,000)
                                                     -----------    -----------

Net income                                           $    30,668    $    92,535
                                                     ===========    ===========

Per share data:

   Net income per share                              $       .01    $       .03
                                                     ===========    ===========

 Weighted average number of shares outstanding         3,336,476      3,336,476
                                                     ===========    ===========

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended August 31, 1996, and 1995

                                    Unaudited

                Increase (Decrease) in Cash and Cash Equivalents

                                                                  1996           1995
                                                              -----------    -----------
Cash flows from operating activities:
Net income                                                    $    30,668    $    92,535
                                                              -----------    -----------
Adjustments to reconcile net income to net cash
   used in operating activities:
   Accretion of discount on notes receivable                      (25,895)       (28,806)
   Depreciation and amortization                                  119,072         79,082
   Equity in (earnings) loss of unconsolidated partnerships       (22,889)        12,758
   Change in operating assets and liabilities, net of
     acquisitions and dispositions:
      Accounts receivable                                      (1,143,621)      (373,724)
      Other assets, net                                           (41,535)        (5,644)
      Accounts payable and accrued expenses                       (74,389)       (72,173)
      Income taxes payable                                       (155,000)        65,000
      Due to Medicare                                                --         (826,319)
                                                              -----------    -----------

        Total adjustments                                      (1,344,257)    (1,149,826)
                                                              -----------    -----------

     Net cash used in operating activities                     (1,313,589)    (1,057,291)
                                                              -----------    -----------

Cash flows from investing activities:
   Collections of notes receivable                                108,333        108,333
   Advances to related parties                                     (4,470)       (40,143)
   Investments in Partnerships and ventures                       (32,528)      (125,582)
   Acquisition of property and equipment                          (11,809)       (36,918)
                                                              -----------    -----------

     Net cash provided by (used in) investing activities           59,526        (94,310)
                                                              -----------    -----------

Cash flows from financing activities:
   Repayments of long-term debt, including revolving
      credit agreements                                        (2,357,907)       (24,454)
   Borrowings from long-term debt, including revolving
      credit agreements                                         3,051,098        740,000
                                                              -----------    -----------

     Net cash provided by financing activities                    693,191        715,546
                                                              -----------    -----------
Net decrease in cash                                             (560,872)      (436,055)
                                                              -----------    -----------
Cash and cash equivalents at beginning of period                  865,265      1,366,141
                                                              -----------    -----------
Cash and cash equivalents at end of period                    $   304,393    $   930,086
                                                              ===========    ===========
Supplemental disclosures:

Interest paid                                                 $    62,707    $    24,000
Income taxes paid                                                 155,000         50,000

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ____________

ITEM 1.  FINANCIAL STATEMENTS (continued)

         Notes to Consolidated Financial Statements

         1.    Preparation of Financial Statements
               -----------------------------------

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10- KSB for the year ended May 31, 1996. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the three months ended August 31, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1996, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         2.    Contingencies
               -------------

         As a general partner, the Company is jointly and severally liable for the liabilities concerning the actions of Palm Beach Radiotherapy Associates, Ltd. ("Palm Beach") and Logan Oncology Care Associates, Ltd. ("Logan") and has guaranteed certain liabilities of these partnerships amounting to $874,000 at August 31, 1996. In this connection, the Company could be held responsible for any and all liabilities arising from the actions of Palm Beach and Logan. The Company along with the other general partner of Palm Beach have executed demand promissory notes payable to Palm Beach which have been assigned as collateral to certain creditors of that partnership.

         The Company is involved in several legal proceedings arising from a dispute between the Company, as managing general partner of the Palm Beach Partnership, and the other general partner of the Palm Beach Partnership. The dispute relates to the decision of the other general partner to conduct its radiation therapy business through its own affiliates rather than through the Palm Beach Partnership. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position, results of operations or cash flows of the Company.

         3.    Reclassifications
               -----------------

         Certain amounts have been reclassified in the financial statements for the three-month period ended August 31, 1995, to conform to the presentation in the financial statements for the three-month period ended August 31, 1996.

               CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE THREE MONTHS ENDED AUGUST 31, 1996

        1.    Results Of Operations
              ---------------------

        Comparison  of  the  Three  Months  Ended  August 31, 1996, to the Three
        ------------------------------------------------------------------------
        Months Ended August 31, 1995
        ----------------------------

        Revenues for the three-month period ended August 31, 1996, increased $1,247,000 over the three-month period ended August 31, 1995, from $2,852,000 in 1995 to $4,099,000 in 1996. This increase was principally attributable to an increase in revenues of Med Tech.

        For the three months ended August 31, 1996 and 1995, revenues were derived from the following payor sources:

                                                      1996                   1995
                                                      Amount       %         Amount        %
                                                   ----------   -----      ----------   -----
        Medicare                                   $3,476,000    84.8      $2,015,000    70.6
        Commercial Insurance                          183,000     4.5         283,000     9.9
        Other (primarily Medicaid)                     61,000     1.5         160,000     5.6
                                                   ----------   -----      ----------   -----
        Net patient service revenue                 3,720,000    90.8       2,458,000    86.1

        Billing/Collection and Management Fees        271,000     6.6         296,000    10.4
        Other Miscellaneous Revenues                  108,000     2.6          98,000     3.5
                                                   ----------   -----      ----------   -----
                                                   $4,099,000   100.0      $2,852,000   100.0
                                                   ==========   =====      ==========   =====

Changes in the current mix of payors, specifically those which would result in a decrease in the percentage of revenues from Medicare or third-party payors, may adversely effect the Company's future results of operations.

        Patient service revenues are derived from the operations of Leader and Med Tech (collectively the "home health division") and the Company's radiation therapy center in Mississippi. Patient service revenues increased $1,262,000 from $2,458,000 in 1995 to $3,720,000 in 1996.
        Revenues  from  the  home  health  division  increased  $1,281,000  from
        $2,409,000 in 1995 to $3,690,000 in 1996. The increase in revenues is primarily the result of an increase in Medicare home health visits from 22,790 in the first quarter of 1995 to 35,299 in the first quarter of 1996. Revenues from Leader decreased $171,000 between 1995 and 1996. Currently, Med Tech has agreements to provide home health services to patients by utilizing the nursing services of other home health agencies. These agreements may be canceled with 10 days notice by either party. If such agreements were canceled, this could adversely affect Med Tech's ability to service its patients. If the certificate of need requirements were to change, the number of home health agencies competing in the market could increase significantly, thus having an adverse effect on the Company. Med Tech participates in the Medicare program under which services are rendered to Medicare program beneficiaries and are reimbursed based on cost-reimbursement principles.

        Other revenues, which consist principally of management/consulting and billing and collection revenues and interest income, decreased $16,000 from $395,000 in 1995 to $379,000 in 1996. This decrease is attributed to a decrease in revenues from the management/consulting and billing and collection contracts entered into as part of the 1995 sales of radiation facilities.

        Operating expenses for the three-month period ended August 31, 1996, increased $1,389,000, or 52% over the three-month period ended August 31, 1995, from $2,682,000 in 1995 to $4,071,000 in 1996. This increase was primarily attributable to the following:

        Professional care of patients expenses increased $1,300,000 from $2,213,000 in 1995 to $3,513,000 in 1996 primarily as a result of the increase in revenues of Med Tech as discussed above. Of the total increase, $1,025,000 relates to increases in direct expenses of Med Tech as a result of the increase in Med Tech's revenues and $275,000 relates to the increase in the Company's allocation of its general and administrative expenses as discussed below.
                                   6

        As a result of the Company's participation in the Medicare program, the Company is able to allocate a part of its general and administrative expense to its Medicare certified home health agency and be reimbursed for such costs by the Medicare system.

        Accordingly, the Company's policy is to treat the allocation of such expenses as a decease in its general and administrative expenses and an increase in its professional care of patients expenses. $525,000 and $250,000 of such expenses are included in professional care of patients expense for the quarters ended August 31, 1996 and 1995, respectively.

        General and administrative expenses increased $69,000 from $241,000 in 1995 to $310,000 in 1996. This increase is primarily attributed to increases in corporate salaries as a result of the growth of Med Tech.

        Direct costs of clinical supplies decreased $58,000 from $124,000 in 1995 to $66,000 in 1996. This decrease was the result of the decrease in revenues from Leader as discussed above.

        2.    Liquidity and Capital Resources
              -------------------------------

        As of August 31, 1996, the Company had working capital, including cash of $4,115,000, as compared to working capital of $3,317,000 at May 31, 1996. The increase was primarily attributable to an increase in accounts receivable of $1,144,000 offset by a decrease in cash of $561,000.

        During fiscal 1996, cash decreased $561,000. Cash used in operating activities amounted to $1,314,000 in 1996, compared to $1,057,000 in 1995. The principal components resulting in a use of cash in operating activities in 1996, were an increase in accounts receivable of $1,144,000; and the payment of income taxes of $155,000. The increase in accounts receivable is the result of the significant increase in revenues from Med Tech including receivables of approximately $200,000 related to the new home health operations in Florida's District 9 which began operations in July 1996. The Company's current ratio (current assets over current liabilities) was 4.44 for 1996 and 3.33 for 1995. Cash provided by investing activities was $60,000 in 1996, compared to cash used in investing activities of $94,000 in 1995 and was the result of collections under notes receivable. Cash provided by financing activities was $693,000 in 1996, compared to $716,000 in 1995 and was the result of the net borrowings of the Company under the revolving credit facility during the period. Unused availability under this facility was $360,000 at August 31, 1996.

        Under the terms related to the sale of the radiation centers, the Company will receive approximately $50,000 per month due under the note from the buyer over the next four years, $16,500 per month in consulting fees over the next four years, and payments of 9.5% of the net monthly revenues collected by the buyer which the Company believes will average approximately $25,000 to $30,000 per month over the next ten years. As a result of the sale of the Company's interest in the Tampa radiation therapy center, the Company will receive $150,000 per year over the next nine years in consulting fees.

        The Company guarantees certain financing agreements of the Palm Beach and Logan partnerships.

        As of August 31, 1996, the Company has guaranteed the following amounts:

        Partnership       Amount      Description
        -----------------------------------------------------------------------
        Palm Beach        $486,000    (1) Equipment leased and leasehold
                                          improvements; (2) Term loan
        Logan             $388,000    Equipment leased

        Except for those items discussed above, and in the Company's latest Form 10-KSB for the year ended May 31, 1996, there are no existing material sources of liquidity available to the Company or material commitments for capital expenditures. There are no material trends, favorable or unfavorable, in the Company's capital resources. Management is unaware, except for those items discussed above, of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.
                                      7

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES




                           PART II - OTHER INFORMATION




  Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

              There were no reports on Form 8-K filed during the three months ended August 31, 1996.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         CANCER TREATMENT HOLDINGS, INC.





October 14, 1996   by:/s/ Louis W. Boisvert, III
                      ---------------------------------------
                      Louis W. Boisvert, III
                      Vice President of Finance and
                      Chief Financial Officer
                      (Principal Accounting Officer and Duly Authorized Officer)