Form 10QSB
period 1996-11-30
CANCER TREATMENT HOLDINGS INC
filed 1997-01-14
CIK 832092

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 1996
                                                -----------------

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


                                 (954) 321-9555
--------------------------------------------------------------------------------
                           (Issuer's telephone number)
                     U.S. Securities and Exchange Commission


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

      The number of shares outstanding of each of the issuer's classes of common
equity, as of January 3, 1997 was:     3,336,476
                                   ----------------

                         CANCER TREATMENT HOLDINGS, INC.






                                      INDEX




                                                                           Page
                                                                           ----
PART  I - FINANCIAL INFORMATION


            ITEM 1.     FINANCIAL STATEMENTS:

                        Consolidated Balance Sheets
                         as of November 30, 1996 and May 31, 1996           2

                        Consolidated Statements of Operations
                         for the Six Months Ended
                         November 30, 1996 and 1995                         3

                        Consolidated Statements of Cash Flows
                         for the Six Months Ended
                         November 30, 1996 and 1995                         4

                        Notes to Consolidated Financial Statements          5

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF CONSOLIDATED FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS                           6


PART II -OTHER INFORMATION

            ITEM 6.     SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS                                    9

            ITEM 7.     EXHIBITS AND REPORTS ON FORM 8-K                    9


SIGNATURES                                                                 10

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     _______

                                                            November 30,         May 31,
                                                                1996              1996
                                                           ------------    ------------
                                                           (Unaudited)
                                     ASSETS
Cash  and cash equivalents                                 $    821,058    $    865,265
Accounts receivable, net of allowance for doubtful
 accounts of $86,930 and $124,338                             4,157,353       3,054,893
Notes receivable net of discount of
 $87,258 and $94,758, respectively                              346,074         338,574
Receivables from related parties                                118,144         127,931
Other current assets                                            326,664         351,221
                                                           ------------    ------------

     Total current assets                                     5,769,293       4,737,884

Long-term notes receivable, net of discount of
 $127,678 and $169,764, respectively                          1,400,105       1,574,684
Property and equipment, net                                     980,916       1,115,214
Investments in and advances to partnerships and ventures        929,995         880,858
Intangible assets, net                                          880,468         956,809
Other assets                                                    172,436         131,464
                                                           ------------    ------------

     Total assets                                          $ 10,133,213    $  9,396,913
                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                          $     73,625    $     67,876
Accounts payable and accrued expenses                         1,185,376       1,099,486
Income taxes payable                                             26,000         254,000
                                                           ------------    ------------

     Total current liabilities                                1,285,001       1,421,362

Long-term debt, net of current portion                        2,006,611       1,155,400
Deferred income taxes                                           211,400         211,400
Minority interest                                                21,753          21,753
                                                           ------------    ------------

     Total liabilities                                        3,524,765       2,809,915
                                                           ------------    ------------

Commitments and contingencies (note 2)

Stockholders' equity:
  Common stock; $.003 par value, 50,000,000
   shares authorized, 3,495,760 shares issued                    10,487          10,487
  Capital in excess of par value                              5,163,105       5,163,105
  Retained earnings                                           1,714,937       1,693,487
                                                           ------------    ------------

                                                              6,888,529       6,867,079

Treasury stock; 159,284 shares, at cost                        (280,081)       (280,081)
                                                           ------------    ------------

     Total stockholders' equity                               6,608,448       6,586,998
                                                           ------------    ------------

     Total liabilities and stockholders' equity            $ 10,133,213    $  9,396,913
                                                           ============    ============

                                        2

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Six Months Ended November 30, 1996 and 1995



                                                         1996           1995
                                                     -----------    -----------

Net Patient Service Revenues                         $ 7,790,049    $ 4,797,248
Other revenues                                           746,590        776,453
                                                     -----------    -----------

     Total Revenues                                    8,536,639      5,573,701

Operating expenses:
     Professional care of patients                     7,345,851      4,319,891
     Direct costs of clinical supplies                   127,846        237,712
     General and administrative                          663,759        473,774
     Interest expense                                    134,593         53,129
     Depreciation and amortization                       239,008        173,224
                                                     -----------    -----------

     Total Expenses                                    8,511,057      5,257,730
                                                     -----------    -----------

Income before equity in loss of
 partnerships, and income taxes                           25,582        315,971

Loss in earnings of partnerships                          (4,132)       (42,201)
                                                     -----------    -----------

Income before provision for income taxes                  21,450        273,770

Provision for income taxes                                  --         (115,000)
                                                     -----------    -----------

Net income                                           $    21,450    $   158,770
                                                     ===========    ===========

Per share data:

   Net income per share                              $       .01    $       .05
                                                     ===========    ===========

 Weighted average number of shares outstanding         3,336,476      3,336,476
                                                     ===========    ===========

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six months Ended November 30, 1996, and 1995

                                    Unaudited
                                    ---------

                Increase (Decrease) in Cash and Cash Equivalents

                                                                1996          1995
                                                           -----------    -----------
Cash flows from operating activities:
 Net income                                                $    21,450    $   158,770
                                                           -----------    -----------
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Accretion of discount on notes receivable                   (49,587)       (55,672)
   Depreciation and amortization                               239,008        173,224
   Loss in earnings of unconsolidated partnerships               4,132         42,201
   Change in operating assets and liabilities,  net of
     acquisitions and dispositions:
      Accounts receivable                                   (1,102,460)      (533,774)
      Other assets, net                                        (28,533)         6,338
      Accounts payable and accrued expenses                     85,889       (103,078)
      Income taxes payable                                    (228,000)       115,000
      Due to Medicare                                             --         (826,319)
                                                           -----------    -----------

        Total adjustments                                   (1,079,551)    (1,182,080)
                                                           -----------    -----------

     Net cash used in operating activities                  (1,058,101)    (1,023,310)
                                                           -----------    -----------

 Cash flows from investing activities:
   Collections of notes receivable                             216,666        216,666
   Advances to related parties                                   9,787       (115,389)
   Investments in Partnerships and ventures                    (53,269)      (369,147)
   Acquisition of property and equipment                       (16,250)      (226,723)
                                                           -----------    -----------

     Net cash provided by (used in) investing activities       156,934       (494,593)
                                                           -----------    -----------

Cash flows from financing activities:
   Repayments of long-term debt, including revolving
      credit agreements                                     (6,046,568)      (379,765)
   Borrowings from long-term debt, including revolving
      credit agreements                                      6,903,528        740,000
                                                           -----------    -----------

     Net cash provided by financing activities                 856,960        360,235
                                                           -----------    -----------
Net decrease in cash                                           (44,207)    (1,157,668)
                                                           -----------    -----------
Cash and cash equivalents at beginning of period               865,265      1,366,141
                                                           -----------    -----------
Cash and cash equivalents at end of period                 $   821,058    $   208,473
                                                           ===========    ===========
Supplemental disclosures:
Interest paid                                              $   134,593    $    44,752
Income taxes paid                                              228,000         50,000


                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ___________

ITEM 1.  FINANCIAL STATEMENTS (continued)

         Notes to Consolidated Financial Statements

         1.    Preparation of Financial Statements
               -----------------------------------

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10- KSB for the year ended May 31, 1996. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the six months ended November 30, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1996, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         2.    Contingencies
               -------------
         Certain  wholly-owned  subsidiaries  of the  Company  are  jointly  and severally liable (as general partners) for the obligations and liabilities of Palm Beach Radiotherapy Associates, Ltd. ("Palm Beach Partnership"), Logan Oncology Care Associates, Ltd. ("Logan Partnership") and Central Jersey Capital Funding, Inc. ("Lakewood Partnership"), respectively; however, with regard to the latter two partnerships, the principal creditor thereof has agreed to limit the liability of each subsidiary to an amount based on its ownership in the respective subject partnership. As a result, the collective liability of these three subsidiaries, which also has been guaranteed by the Company, is $876,500.

         The Company is involved in three legal proceedings arising from a dispute betwen the Palm Beach Partnership and Good Samaritan Health Corp. and its affiliates. These proceedings involve (a) an action by the Company for declaratory decree to confirm the length of the Partnerhsip's lease at Good Samaritan Hospital is ten years, (b) an action by the Company against Good Samaritan for breach of a non-compete agreement, and (c) an action by Good Samaritan to dissolve the Partnership. In none of these actions is Good Samaritan seeking damages against the Company or the Palm Beach Partnership. Therefore, in the opinion of management, none of these legal actions will materially affect the financial position, results of operations or cash flows of the Company.

         3.    Reclassifications
               -----------------

         Certain amounts have been reclassified in the financial statements for the six-month period ended November 30, 1995, to conform to the presentation in the financial statements for the six-month period ended November 30, 1996.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996

        1.    Results Of Operations
              ---------------------

        Comparison of the Six Months Ended November 30, 1996,  to the Six Months
        -----------------------------------------------------  -----------------
        Ended November 30, 1995
        -----------------------

        Revenues for the six-month period ended November 30, 1996, increased $2,963,000 over the six-month period ended November 30, 1995, from $5,574,000 in 1995 to $8,537,000 1996. This increase was principally attributable to an increase in revenues of Med Tech.

        For the six months ended November 30, 1996 and 1995, revenues were derived from the following payor sources:

                                                        1996                    1995
                                                       Amount       %          Amount      %
                                                    ----------   -----      ----------  -----
        Medicare                                    $7,321,000    85.8      $3,987,000   71.6
        Commercial Insurance                           359,000     4.2         483,000    8.6
        Other (primarily Medicaid)                     110,000     1.3         327,000    5.8
                                                    ----------   -----      ----------  -----

        Net patient service revenue                  7,790,000    91.3       4,797,000   86.0

        Billing/Collection and Management Fees         551,000     6.4         589,000   10.7
        Other Miscellaneous Revenues                   196,000     2.3         188,000    3.3
                                                    ----------   -----      ----------  -----

                                                    $8,537,000   100.0      $5,574,000  100.0
                                                    ==========   =====      ==========  =====

Changes in the current mix of payors, specifically those which would result in a decrease in the percentage of revenues from Medicare or third-party payors, may adversely effect the Company's future results of operations.

        Patient service revenues are derived from the operations of Leader and Med Tech (collectively the "home health division") and the Company's radiation therapy center in Mississippi. Patient service revenues increased $2,993,000 from $4,797,000 in 1995 to $7,790,000 in 1996.
        Revenues  from  the  home  health  division  increased  $3,019,000  from
        $4,689,000 in 1995 to $7,708,000 in 1996. The increase in revenues is primarily the result of an increase in Medicare home health visits from 45,828 in the first six months of 1995 to 79,342 in the first six months of 1996. Revenues from Leader decreased $304,000 between 1995 and 1996 as a result of lower patient volume. Currently, Med Tech has agreements to provide home health services to patients by utilizing the nursing services of other home health agencies. These agreements may be canceled with 10 days notice by either party. If such agreements were canceled, this could adversely affect Med Tech's ability to service its patients. If the certificate of need requirements were to change, the number of home health agencies competing in the market could increase significantly, thus having an adverse effect on the Company. Med Tech participates in the Medicare program under which services are rendered to Medicare program beneficiaries and are reimbursed based on cost-reimbursement principles.

        Other revenues, which consist principally of management/consulting and billing and collection revenues and interest income, decreased $30,000 from $777,000 in 1995 to $747,000 in 1996. This decrease is attributed to a decrease in revenues from the management/consulting and billing and collection contracts entered into as part of the 1995 sales of radiation facilities.
                                        6

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996

        1.    Results Of Operations (continued)
              ---------------------

        Operating expenses for the six-month period ended November 30, 1996, increased $3,253,000, over the six-month period ended November 30, 1995, from $5,258,000 in 1995 to $8,511,000 in 1996. This increase was primarily attributable to the following:

        Professional care of patients expense increased $3,026,000 from $4,320,000 in 1995 to $7,346,000 in 1996 primarily as a result of the increase in revenues of Med Tech as discussed above. Of the total increase, $2,726,000 relates to increases in direct expenses of Med Tech as a result of the increase in Med Tech's revenues and $300,000 relates to the increase in the Company's allocation of its general and administrative expenses as discussed below.

        As a result of the Company's participation in the Medicare program, the Company is able to allocate a part of its general and administrative expense to its Medicare certified home health agency and be reimbursed for such costs by the Medicare system. Accordingly, the Company's policy is to treat the allocation of such expenses as a decease in its general and administrative expenses and an increase in its professional care of patients expenses. $800,000 and $500,000 of such expenses are included in professional care of patients expense for the six-month period ended November 30, 1996 and 1995, respectively.

        General and administrative expenses increased $190,000 from $474,000 in 1995 to $664,000 in 1996. This increase is primarily attributed to increases in corporate salaries as a result of the growth of Med Tech.

        Direct costs of clinical supplies decreased $110,000 from $238,000 in 1995 to $128,000 in 1996. This decrease was the result of the decrease in revenues from Leader as discussed above.

        2.    Liquidity and Capital Resources
              -------------------------------

        As of November 30, 1996, the Company had working capital, including cash of $4,484,000, as compared to working capital of $3,317,000 at May 31, 1996. The increase was primarily attributable to the increase in accounts receivable of $1,102,000.

        During the six months ended November 30, 1996, cash decreased $44,000. Cash used in operating activities amounted to $1,058,000 in 1996, compared to $1,023,000 in 1995. The principal components resulting in a use of cash in operating activities in 1996, were an increase in accounts receivable of $1,102,000; and the payment of income taxes of $228,000. The increase in accounts receivable is the result of the significant increase in revenues from Med Tech including receivables of approximately $395,000 related to the new home health operations in Florida's District 9 which began operations in July 1996. The Company's current ratio (current assets over current liabilities) was 4.49 to 1 for 1996 and 3.33 to 1 for 1995. Cash provided by investing activities was $157,000 in 1996, compared to cash used in investing activities of $495,000 in 1995 and was primarily the result of collections under notes receivable. Cash provided by financing activities was $857,000 in 1996, compared to $360,000 in 1995 and was the result of the net borrowings of the Company under the revolving credit facility during the six-month period ended November 30, 1996. There was no availability under this facility at November 30, 1996.

        Under  the  terms  related  to the sale of the  radiation  centers,  the
Company is receiving approximately $50,000 per month due under the previously-mentioned notes from the buyer of two of the Company's radiation therapy centers over the next four years, $16,500 per month in consulting fees over the next four years, and payments of 9.5% of the net monthly revenues collected by the buyer which the Company believes will average approximately $25,000 to $30,000 per month over the next ten years. As a result of the sale of the Company's interest in the Tampa radiation therapy center, the Company will receive $150,000 per year over the next eight years in consulting fees.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996

        2.    Liquidity and Capital Resources (continued)
              -------------------------------

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

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES




                           PART II - OTHER INFORMATION




Item 6.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

            a) The Annual Meeting of Shareholders of the Company was held on November 14, 1996.

            b) Ullrich Klamm, Ph.D. and John C. Mull, M.D were reelected as directors at the Company's annual meeting. Jack W. Buechner, John P. Rosenthal and Salvatore P. Russo, Ph.D. continue as board members.

            c) The following information is provided with respect to each matter voted upon at the Annual Meeting of Shareholders:

                  (i)  Election of Directors

                                                Votes Cast For  Votes Withheld  Abstentions
                                                --------------  --------------  -----------
                       Ullrich Klamm, Ph.           2,516,805      31,730
                       John C. Mull, M.D.           2,514,590      33,945

                  (ii) Reappointment of Coopers     2,516,458      20,390         11,687
                       & Lybrand as the Company's
                       independent auditors for the
                       fiscal year ending May 31,
                       1997

            d)    Not applicable

Item 7.  EXHIBITS AND REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the six months ended November 30, 1996.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         CANCER TREATMENT HOLDINGS, INC.





January 13, 1997   by:/s/ Louis W. Boisvert, III
                      -----------------------------
                      Louis W. Boisvert, III
                      Vice President of Finance and
                      Chief Financial Officer
                      (Principal Accounting Officer and Duly Authorized Officer)