Form 10QSB
period 1997-02-28
CANCER TREATMENT HOLDINGS INC
filed 1997-04-10
CIK 832092

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  February 28, 1997
                                                 -----------------

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
                     U.S. Securities and Exchange Commission


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        ---  ---

      The number of shares outstanding of each of the issuer's classes of common
equity, as of April 4, 1997 was:    3,336,476
                                    ---------

                         CANCER TREATMENT HOLDINGS, INC.






                                      INDEX


                                                                          Page
                                                                          ----
PART  I - FINANCIAL INFORMATION


            ITEM 1.     FINANCIAL STATEMENTS:

                        Consolidated Balance Sheets
                         as of February 28, 1997 and May 31, 1996           2

                        Consolidated Statements of Operations
                         for the Nine Months Ended
                         February 28, 1997 and February 29, 1996            3

                        Consolidated Statements of Cash Flows
                         for the Nine Months Ended
                         February 28, 1997 and February 29, 1996            4

                        Notes to Consolidated Financial Statements          5

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF CONSOLIDATED FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS                           6


PART II -OTHER INFORMATION

            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                    9


SIGNATURES                                                                 10

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   _________

                                                            February 28,       May 31,
                                                                1997             1996
                                                           ------------    ------------
                                                             (Unaudited)
                                     ASSETS
Cash  and cash equivalents                                 $    765,865    $    865,265
Accounts receivable, net of allowance for doubtful
 accounts of $113,400  and $124,300                           4,923,946       3,054,893
Notes receivable net of discount of
 $82,600  and $94,800, respectively                             350,703         338,574
Receivables from related parties                                333,135         127,931
Other current assets                                            316,281         351,221
                                                           ------------    ------------

     Total current assets                                     6,689,930       4,737,884

Long-term notes receivable, net of discount of
 $109,700  and $169,800, respectively                         1,309,727       1,574,684
Property and equipment, net                                     919,610       1,115,214
Investments in and advances to partnerships and ventures        929,475         880,858
Intangible assets, net                                          842,298         956,809
Other assets                                                    169,900         131,464
                                                           ------------    ------------

     Total assets                                          $ 10,860,940    $  9,396,913
                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                          $    220,705    $     67,876
Accounts payable and accrued expenses                         1,429,825       1,099,486
Income taxes payable                                               --           254,000
                                                           ------------    ------------

     Total current liabilities                                1,650,530       1,421,362

Long-term debt, net of current portion                        2,513,955       1,155,400
Deferred income taxes                                           211,400         211,400
Minority interest                                                21,753          21,753
                                                           ------------    ------------

     Total liabilities                                        4,397,638       2,809,915
                                                           ------------    ------------
Commitments and contingencies (note 2)

Stockholders' equity:
  Common stock; $.003 par value, 50,000,000
   shares authorized, 3,495,760 shares issued                    10,487          10,487
  Capital in excess of par value                              5,163,105       5,163,105
  Retained earnings                                           1,569,791       1,693,487
                                                           ------------    ------------

                                                              6,693,383       6,867,079

Treasury stock; 159,284 shares, at cost                        (280,081)       (280,081)
                                                           ------------    ------------

     Total stockholders' equity                               6,413,302       6,586,998
                                                           ------------    ------------

     Total liabilities and stockholders' equity            $ 10,860,940    $  9,396,913
                                                           ============    ============

                                        2

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Nine Months Ended February 28, 1997 and February 29, 1996



                                                         1997            1996
                                                   ------------    ------------

Net Patient Service Revenues                       $ 12,232,024    $  7,199,366

Other revenues                                        1,077,566       1,171,180
                                                   ------------    ------------

     Total Revenues                                  13,309,590       8,370,546

Operating expenses:
     Professional care of patients                   12,119,232       6,626,327
     Direct costs of clinical supplies                  199,541         334,428
     General and administrative                         544,601         509,853

     Interest expense                                   235,293          78,907

     Depreciation and amortization                      359,218         283,074
                                                   ------------    ------------

     Total Expenses                                  13,457,885       7,832,589
                                                   ------------    ------------

Income (loss) before equity in loss of
 unconsolidated partnerships, and income taxes         (148,295)        537,957

Equity in loss of unconsolidated partnerships           (25,401)        (55,803)
                                                   ------------    ------------

Income before provision for income taxes               (173,696)        482,154

Provision (benefit) for income taxes                     50,000        (197,000)
                                                   ------------    ------------

Net income (loss)                                  $   (123,696)   $    285,154
                                                   ============    ============

Per share data:

   Net income (loss) per share                     $       (.04)   $        .08
                                                   ============    ============

 Weighted average number of shares outstanding        3,336,476       3,336,476
                                                   ============    ============

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine months Ended February 28, 1997 and February 29, 1996

                                    Unaudited

                      Decrease in Cash and Cash Equivalents

                                                                1997            1996
                                                           ------------    ------------
Cash flows from operating activities:
 Net income                                                $   (123,696)   $    285,154
                                                           ------------    ------------
 Adjustments to reconcile net income to net cash
   used in operating activities:
   Accretion of discount on notes receivable                    (72,172)        (81,570)
   Depreciation and amortization                                359,218         283,074
   Equity in loss of unconsolidated partnerships                 25,401          55,803
   Change in operating assets and liabilities, net of
     acquisitions and dispositions:
      Accounts receivable                                    (1,869,053)       (492,901)
      Other assets, net                                         (20,941)         61,411
      Accounts payable and accrued expenses                     330,339          58,125
      Income taxes payable                                     (254,000)           --
      Due to Medicare                                              --          (826,319)
                                                           ------------    ------------

        Total adjustments                                    (1,501,208)       (942,377)
                                                           ------------    ------------

     Net cash used in operating activities                   (1,624,904)       (657,223)
                                                           ------------    ------------

 Cash flows from investing activities:
   Collections of notes receivable                              325,000         324,999
   Net advances to related parties                             (205,204)        (33,031)
   Investments in Partnerships and ventures                     (74,018)       (256,775)
   Acquisition of property and equipment                        (31,658)       (421,593)
                                                           ------------    ------------

     Net cash provided by (used in) investing activities         14,120        (386,400)
                                                           ------------    ------------

Cash flows from financing activities
   Repayments of long-term debt, including revolving
      credit agreements                                      (9,131,887)       (385,653)
   Borrowings from long-term debt, including revolving
      credit agreements                                      10,643,271         912,844
                                                           ------------    ------------

     Net cash provided by financing activities                1,511,384         527,191
                                                           ------------    ------------
Net decrease in cash                                       $    (99,400)   $   (516,432)
                                                           ------------    ------------
Cash and cash equivalents at beginning of period           $    865,265    $  1,366,141
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $    765,865    $    849,709
                                                           ============    ============
Supplemental disclosures:
Interest paid                                              $    235,293    $     63,212
Income taxes paid                                          $    259,469    $     50,000

                                        4

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS (continued)

         Notes to Consolidated Financial Statements

         1.    Preparation of Financial Statements
               -----------------------------------

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10- KSB for the year ended May 31, 1996. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the nine months ended February 28, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1996, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         2.    Contingencies
               -------------

         Certain  wholly-owned  subsidiaries  of the  Company  are  jointly  and
         severally  liable  (as  general   partners)  for  the  obligations  and
         liabilities of Palm Beach Radiotherapy, Ltd. ("Palm Beach Partnership"), Logan Oncology Care Associates, Ltd. ("Logan Partnership") and Central Jersey Capital Funding, Inc. ("Lakewood Partnership"), respectively; however, with regard to the latter two partnerships, the principal creditor thereof has agreed to limit the liability of each subsidiary to an amount based on its ownership in the respective subject partnership. As a result, the collective liability of these three subsidiaries, which also has been guaranteed by the Company, is approximately $2,130,000.

         The Company is involved in three legal proceedings arising from a dispute between the Palm Beach Partnership and Good Samaritan Health Corp. and its affiliates. These proceedings involve (a) an action by the Company for declaratory decree to confirm the length of the Partnership's lease at Good Samaritan Hospital is ten years, (b) an action by the Company against Good Samaritan for breach of a non-compete agreement, and an action by Good Samaritan to dissolve the Partnership. In none of these actions is Good Samaritan seeking damages against the Company or the Palm Beach Partnership. Therefore, in the opinion of management, none of these legal actions will materially affect the financial position, results of operations or cash flows of the Company.

         3.    Reclassifications
               -----------------

         Certain amounts have been reclassified in the financial statements for the nine-month period ended February 29, 1996, to conform to the presentation in the financial statements for the nine-month period ended February 28, 1997.

               CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE NINE MONTHS ENDED FEBRUARY 28,1997

        1.    Results Of Operations
              ---------------------

        Comparison  of the Nine Months  Ended  February  28,  1997,  to the Nine
        ------------------------------------------------------------------------
        Months Ended February 29, 1996
        ------------------------------

        Revenues for the nine-month period ended February 28, 1997, increased $4,939,000 over the nine-month period ended February 29, 1996, from $8,371,000 to $13,310,000. The increase is principally attributable to an increase in revenues of Med Tech.

        For the nine months ended February 28, 1997 and February 29, 1996, revenues were derived from following payor sources:

                                                                ( 000's omitted)
                                                   ---------------------------------------------
                                                     1997                     1996
                                                    Amount          %        Amount         %
                                                   -------      -----      --------       ------
        Medicare                                   $11,490       86.3      $  6,093        72.8
        Commercial Insurance                           579        4.4           654         7.8
        Other (primarily Medicaid)                     163        1.3           452         5.4
                                                   -------      -----      --------       ------

        Net patient service revenue                 12,232       92.0         7,199        86.0

        Billing/Collection and Management Fees         804        6.0           904        10.8
        Other Miscellaneous Revenues                   274        2.0           268         3.2
                                                   -------      -----       -------       ------

                                                   $13,310      100.0       $  8,371      100.0
                                                   =======      =====       ========      =====

Changes in the current mix of payors, specifically those which would result in a decrease in the percentage of revenues from Medicare or third-party payors, may adversely effect the Company's future results of operations.

        Patient service revenues are derived from the operations of Leader and Med Tech (collectively the "home health division") and the Company's radiation therapy center in Mississippi through November 30, 1996. Patient service revenues increased $5,033,000 from $7,199,000 in 1996 to $12,232,000 in 1997. Revenues from the home health division increased $5,104,000 from $7,044,000 in 1996 to $12,148,000 in 1997. The increase in revenues is primarily the result of an increase in Medicare home health visits from 71,497 in the first nine months of 1996 to 129,940 in the first nine months of 1997. Revenues from Leader decreased $415,000 between 1996 and 1997 as a result of lower patient volume and a lower reimbursement rate from the payor. Currently, Med Tech has agreements to provide home health services to patients by utilizing the nursing services of other home health agencies. These agreements may be canceled with 10 days notice by either party. If such agreements were canceled, this could adversely affect Med Tech's ability to service its patients. If the certificate of need requirements were to change, the number of home health agencies competing in the market could increase significantly, thus having an adverse effect on the Company. Med Tech participates in the Medicare program under which services are rendered to Medicare program beneficiaries and are reimbursed based on cost-reimbursement principles.

        Other revenues, which consist principally of management/consulting and billing and collection revenues and interest income, decreased $100,000 from $904,000 in 1996 to $804,000 in 1997. This decrease is attributed to a decrease in revenues from the management/consulting and billing and collection contracts entered into as part of the 1995 sales of radiation facilities.
                                      6

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997

        1.    Results Of Operations (continued)
              ---------------------------------
        Operating expenses for the nine-month period ended February 28, 1997, increased $5,625,000, over the nine-month period ended February 29, 1996, from $7,833,000 in 1996 to $13,458,000 in 1997. This increase was primarily attributable to the following:

  Professional care of patients expense increased $5,493,000 from $6,626,000 in 1996 to $12,119,000 in 1997 and is the result of the increase in revenues of Med Tech as discussed above. Of the total increase, $4,919,000 relates to increases in direct expenses of Med Tech as a result of the increase in Med Tech's revenues and $587,000 relates to the increase in the Company's allocation of its general and administrative expenses as discussed below.

  As a result of the Company's participation in the Medicare program, the Company is able to allocate a part of its general and administrative expense to its Medicare certified home health agency and be reimbursed for such costs by the Medicare system. Accordingly, the Company's policy is to treat the allocation of such expenses as a decease in its general and administrative expenses and an increase in its professional care of patients expenses. As a result, $1,575,000 and $988,000 of such expenses are included in professional care of patients expense for the nine-month period ended February 28, 1997 and February 29, 1996, respectively.

        General and administrative expenses increased $35,000 from $510,000 in 1996 to $545,000 in 1997. This increase is primarily attributed to increases in corporate salaries as a result of the growth of Med Tech.

        Direct costs of clinical supplies decreased $134,000 from $334,000 in 1996 to $200,000 in 1997. This decrease was the result of the decrease in revenues from Leader as discussed above.

        2.    Liquidity and Capital Resources
              -------------------------------
        As of February 28, 1997, the Company had working capital of $5,039,000, as compared to working capital of $3,317,000 at May 31, 1996. The increase was primarily attributable to the increase in accounts receivable of $1,869,000 which is principally the result of the growth of Med Tech as discussed above.

        During the nine months ended February 28, 1997, cash decreased $99,400. Cash used in operating activities amounted to $1,625,000 in 1997, compared to $657,000 in 1996. The principal components resulting in a use of cash in operating activities in 1997, were an increase in accounts receivable of $1,869,000; and the payment of income taxes of $254,000. The increase in accounts receivable is the result of the significant increase in revenues from Med Tech including receivables of approximately $920,000 related to the new home health operations in Florida's District 9 which began operations in July 1996. The Company's current ratio (current assets over current liabilities) was 4.05 to 1 for 1997 and 3.33 to 1 for 1996. Cash provided by investing activities was $14,000 in 1997, compared to cash used in investing activities of $386,000 in 1996 and was primarily the result of collections under notes receivable reduced by advances to related parties and investments in partnerships and ventures. Cash provided by financing activities was $1,511,000 in 1997, compared to $527,000 in 1996 and was the result of the net increase in borrowings of the Company under the revolving credit facility during the nine-month period ended February 28, 1997 over the nine-month period ended February 29, 1996. There was no availability under this facility at February 28, 1997.

        Under  the  terms  related  to the sale of the  radiation  centers,  the
Company is receiving approximately $50,000 per month due under the previously-mentioned notes from the buyer of two of the Company's radiation therapy centers over the next four years, $16,500 per month in consulting fees over the next four years, and payments of 9.5% of the net monthly revenues collected by the buyer which the Company believes will average approximately $25,000 to $30,000 per month over the next ten years. As a result of the sale of the Company's interest in the Tampa radiation therapy center, the Company will receive $150,000 per year over the next eight years in consulting fees.
                                      7

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997

        2.    Liquidity and Capital Resources (continued)
              -------------------------------------------

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

        There were no reports on Form 8-K filed during the nine months ended February 28, 1997.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         CANCER TREATMENT HOLDINGS, INC.





April 10, 1997     by:/s/ Louis W. Boisvert, III
                      -----------------------------------
                      Louis W. Boisvert, III
                      Vice President of Finance and
                      Chief Financial Officer
                      (Principal Accounting Officer and Duly Authorized Officer)