Form 10KSB
period 1997-05-31
CANCER TREATMENT HOLDINGS INC
filed 1997-08-28
CIK 832092

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
        For the fiscal year ended MAY 31, 1997

|_|     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from............. to ...............

                           Commission File No. 0-16964

                         CANCER TREATMENT HOLDINGS, INC.
           ----------------------------------------------------
                 (Name of small business issuer in its charter)

         Nevada                                          87-0410907
-------------------------------           -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer  Identification No.)
incorporation of organization)

     4491 South State Road Seven, Suite 200, Fort Lauderdale, Florida 33314
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

Issuer's telephone number, including area code                  (954) 321-9555
                                              ----------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                             American Stock Exchange
Common Stock, $.003 Par Value              Emerging Company Marketplace
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

Issuer's revenues for the fiscal year ended May 31, 1997 were $16,952,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average high and low sales price of such stock, as of August 18, 1997, was $5,223,466. As of such date, the average high and low sales price was $1.6875.

The number of shares outstanding of the Issuer's common stock, par value $.003 per share, as of August 18, 1997, was 3,336,476.

Transitional Small Business Disclosure Format (check one)            Yes   No x
                                                                        ---  ---

Documents incorporated by reference:  Part of form 10-KSB to which incorporated:
1. Selected pages from the Issuer's   Part III (Items 9, 10, 11 and 12)
   Proxy Statement for its 1997
   Annual Meeting of Shareholders

Certain exhibits listed in Part III of this Annual Report on Form 10-KSB are incorporated by reference from the Registrant's Registration Statement on Form S-18 and from the Registrant's Annual Reports on Form 10-K or 10-KSB for the 1990, 1992, 1995 and 1996 fiscal years.

                         CANCER TREATMENT HOLDINGS, INC.

                        Form 10-KSB ANNUAL REPORT - 1997

                                TABLE OF CONTENTS

                                                                          Page

PART I

      Item 1.     Description of Business                                  3
      Item 2.     Description of Property                                  9
      Item 3.     Legal Proceedings                                        10
      Item 4.     Submission of Matters to a Vote
                  of Security Holders                                      11

PART II

      Item 5.     Market for Common Equity and Related
                  Stockholder Matters                                      11
      Item 6.     Management's Discussion and Analysis or
                  Plan of Operation                                        12
      Item 7.     Financial Statements                                     18
      Item 8.     Changes In and Disagreements with Accountants
                  on Accounting and Financial Disclosure                   39

PART III

      Item 9.     Directors, Executive Officers, Promoters and
                  Control Persons; Compliance With Section 16(a)
                  of the Exchange Act                                      39
      Item 10.    Executive Compensation                                   39
      Item 11.    Security Ownership of Certain Beneficial
                  Owners and Management                                    39
      Item 12.    Certain Relationships and Related Transactions           39
      Item 13.    Exhibits and Reports on Form 8-K                         39

SIGNATURES                                                               42-43

                                      PART I

ITEM 1.     DESCRIPTION OF BUSINESS

            General Development of Business
            -------------------------------

            Cancer Treatment Holdings, Inc. ("CTH"), a Nevada corporation, through its subsidiaries (collectively, the "Company"), is primarily engaged in
(i) providing home health, home infusion and nursing services, (ii) establishing and administering businesses for the ambulatory treatment of cancer using a variety of modalities, including radiation therapy and bone marrow transplantation, and (iii) providing management, consulting and billing and collection services for free standing radiation therapy centers (the "Centers").

            In home health and nursing services, the Company owns and operates Leader Health Care Center, Inc. ("Leader"). Leader owns 100% of the equity interest of both Med Tech Services of South Florida, Inc. ("Med Tech") and Southern Cross Home Health, Inc. ("Southern Cross"). Leader, Med Tech and Southern Cross are providers of home health and nursing services in Southeastern Florida. Leader also provides home infusion therapy and physical rehabilitation services.

            In radiation therapy, the Company provides management/consulting as well as billing and collection services for various centers. The Company has an ownership interest in one of these facilities. During fiscal 1995, the Company sold its equity interests in four free-standing centers (located in Tampa, Coral Springs and Boca Raton, Florida, and Macon, Georgia), but retained long-term management/consulting and/or billing and collection service contracts with all of them.

            Home Health and Nursing Services
            --------------------------------

            The Company, through Leader and its subsidiaries Med Tech and Southern Cross (all of which are located in Southeast Florida), is specifically licensed to provide home health and home nursing services to patients suffering from various illnesses, primarily in the home setting. Of particular importance is a certificate-of-need which enables Med Tech to render home health services to Medicare patients in Broward, Palm Beach, Okeechobee, Indian River, Martin and St. Lucie counties in Southeastern Florida. See "Certificate of Need."

            The business of home health and nursing-care has grown in recent years in response to the continued increase in health care costs. As the cost of health care continues to rise, health care payors find home care an economically favorable alternative to more costly hospital based care. In addition, many patients prefer to be treated in the privacy of their homes.

            The Company employs or contracts with registered nurses, high-tech nurses, home health aides, physical, occupational and speech therapists, and medical social workers. Services provided include, without being limited to, wound care, intravenous administration, and pediatric care. The principal therapies provided by the Company are home intravenous chemotherapy, home intravenous antibiotic therapy, enteral therapies and total parenteral nutrition. Home health services are provided under a plan of care and orders from physicians. Services are available at any time, in case of an emergency.

            Approximately 93% and 86% of net patient service revenues for fiscal 1997 and fiscal 1996, respectively, were derived from services provided to home health care patients who are Medicare beneficiaries. All of the payments for these services are made by the Medicare program based on reimbursable costs incurred in rendering the services. Payments are made via an interim payment rate as services are rendered. Cost reports are filed with Medicare on an annual basis, which are subject to audit and retroactive adjustment by Medicare. The Company reports revenue only for those costs that it believes are probable of recovery under the applicable Medicare statutes and regulations and reports its accounts receivable balances at net realizable value. The Company employs personnel with significant Medicare reimbursement experience to prepare its cost reports and to monitor its operations on an ongoing basis to identify and seek to minimize those costs which are not reimbursed. As a part of its system of internal controls, the Company uses a detailed analysis process in calculating its Medicare revenue at the time services are rendered. This process considers the nature and amounts of the costs along with several authoritative, legal and historical sources of information including:

            o Applicable statutes and regulations, such as those contained in the Title XVIII of the Social Security Act, particularly Sec. 1861(V)(1)(A) "Reasonable Cost" and 42 C.F.R. 413.9 "Cost Related to Patient Care," Health Care Financial Administration ("HCFA") Publication 11 "Home Health Agency Manual," applicable sections of HCFA Publication 15-1 "Provider Reimbursement Manual" and intermediary letters and program memoranda issued by HCFA.

            o Administrative decisions and rulings on related issues by the Provider Reimbursement Review Board and Administrative Law Judges.

            o Judicial decisions from Federal District Courts on relevant cases.

            o     Consultation   with  independent   industry  experts  such  as
                  Medicare Cost Reimbursement Consultants.

            o Opinions of outside consultants who specialize in dealing with Medicare reimbursement issues.

            o     Historic   knowledge  gained  internally  from  past  Medicare
                  audits.

            o Meetings and other communications with Medicare Intermediaries and HCFA.

            This detailed analysis process is updated on a quarterly basis, taking into account any new information (such as decisions relating to the Company's costs, and administrative and judicial decisions relating to similar issues) that may affect the determination of the net realizable value of accounts receivable or of liabilities to repay amounts received for disallowed costs. Results of this detailed analysis process are extrapolated to other unaudited cost reporting years of all of the Company's operations, including operations that have not yet been audited by Medicare, to estimate the gross amount of reimbursement that would be affected.

            Proposals have been made by legislators to change the current Medicare cost reimbursement system by substituting a prospective payment plan. Most prospective payment proposals would phase-in a payment system under which providers would ultimately receive payment on a "per episode" basis, with overall payment limits as well as the opportunity for providers to share in savings to the extent program payments to providers are less than annual aggregate limits. There can be no assurance that any such proposals will be implemented, nor any assurance as to the final form or effects of such legislation. The attempt to include prospective payment in the recently enacted federal reconciliation bill was dropped in the latter stages of negotiation. It appears that no viable legislation vehicle currently exists that would provide serious consideration of prospective payment in the time between now and the anticipated early adjournment of the 105th Congress. The Company does not anticipate any adverse impact from such changes if enacted.

            Radiation Therapy Services
            --------------------------

            Radiation therapy is most often used in the treatment of cancer. Patients with cancer will typically experience a multi-step process in the course of the diagnosis and treatment of their illness. First, the patient's primary physician will diagnose the disease and refer the patient to a radiation oncologist or medical oncologist. Second, the oncologist will confirm the diagnosis through additional testing and then prescribe treatment. A patient may utilize the services of a radiation therapist of his choice at any point in the process but most typically chooses the physicians and facilities recommended by his primary doctor and oncologist. Finally, the patient is treated for the disease. Treatment may include a combination of surgery, chemotherapy and radiation therapy. Assuming optimum patient care, about 60% of patients with cancer require radiation therapy at some time during the course of the disease. In addition, some patients will require extension of their treatments due to recurrence or metastatic disease.

            Traditionally, medical services such as radiation therapy were provided by general acute care hospitals. There is a trend, however, toward more specialized providers of medical services in free-standing, non-hospital based facilities. To the extent that the centers are not burdened with the overhead and expenses of a complete health care facility, they may be able to offer their services at lower costs than those incurred by hospitals.

            Physicians are often reluctant to utilize medical services that are not affiliated with the local medical community. Historically, the Company had developed centers through partnerships with referring physicians serving as partners. Due to changes in federal laws and regulations relating to physician referral, the Company has restructured or divested itself from these previously allowable ventures. During fiscal 1995, the Company sold its equity interest in four facilities (located in Coral Springs, Boca Raton and Tampa, Florida and Macon, Georgia). (For details see below under "Regulations of Physician Ownership" and "Management's Discussion and Analysis or Plan of Operation.")

            As a result of the new regulations, centers are now being structured through wholly-owned subsidiaries of the Company or through partnerships primarily with hospitals or unaffiliated investors. During fiscal 1998, the Company will continue its efforts to establish additional centers in Logan, West Virginia, and Lakewood, New Jersey. The Company expects these centers to be operational during fiscal 1998, subject to certain conditions. In addition, the Company has secured a certificate-of-need to establish a center in Martinsburg, West Virginia which is expected to commence operations in fiscal 1999.

            Billing/Collection and Management Services
            ------------------------------------------

            The Company provides billing/collection, management and consulting services for various radiation centers in Florida and Georgia. Fees for billing/collection services are based on a percentage of the net collections of each center. Fees for management and consulting services vary for each center managed.

            The most significant agreements the Company currently has relate to the centers sold in fiscal 1995. Under these agreements, the Company receives approximately $25,000 - 30,000 per month in billing/collection fees, $348,000 annually in management fees over the next three years, and $150,000 annually in consulting fees over the subsequent eight years.

            Bone Marrow Transplant Centers
            ------------------------------

            The Company perceives an area of business growth and expansion in the field of developing bone marrow transplant operations. The Company has set up its first such operation in Memorial Regional Hospital in Hollywood, Florida and expects to open additional operations in fiscal 1998. These operations will perform peripheral bone marrow transplants, typically in conjunction with high-dose chemotherapy. This procedure is widely accepted within the medical community as an aggressive and successful method of treating certain types and stages of cancer. It involves harvesting "stem cells," which are embedded in the bone marrow and are precursor cells for various blood cells such as red cells, white cells, and platelets. The stem cells are harvested through the blood stream, not by the traditional procedure of puncturing the bones of the pelvis.

            Government Regulation and Recent Developments
            ---------------------------------------------

            The  establishment  and  operation  of the  Company's  business  are subject to federal and state laws. These laws may include statutes and regulations governing state Certificate of Need ("CON") programs, the licensure of health care facilities, services and equipment, and physician investments and compensation arrangements in health care entities to which they refer patients. The Company believes that its plan for the establishment and operation of its business substantially complies with applicable laws and regulations, but the Company has not sought an interpretative ruling or opinion from any applicable regulatory agency, and in some cases, such a process for obtaining a ruling or advisory opinion is not available. There can be no assurance that subsequent adoption of laws, interpretations and application of existing laws, promulgation of additional regulations or enforcement actions in state or federal administrative and judicial forums will not restrict or otherwise adversely affect the Company's business. The Company believes that all the businesses the Company currently owns and/or operates comply with the applicable federal and state laws and regulations.

            Certificate of Need
            -------------------

            CON programs most often control and regulate the construction of health care facilities, the acquisition of health care facilities and the purchasing of medical equipment. Although such programs vary from state to state, generally an entity must obtain a CON before constructing a health care facility, acquiring major medical equipment or providing certain services. Normally, a grant of a CON is based on various criteria relating to need, giving consideration to the extent to which facilities, equipment or services are available to a specified geographical area and the population of such area. The Company's present businesses are either exempt from the requirement of obtaining a CON or have been granted a CON in that particular state or location. The Company has been granted a CON for the anticipated center in Logan, West Virginia and another one for a center in Martinsburg, West Virginia. In New Jersey, the other state where the Company plans to establish a new center, the Company has satisfied the CON requirements through utilizing grandfather clauses and by functioning as a subcontractor to a medical practice. The Company's Medicare certified home health agencies are subject to Florida CON requirements which were satisfied either by purchasing an already certified agency or by obtaining a new CON.

            Licensure
            ---------

            Leader, Med Tech and Southern Cross are subject to certain federal and state licensure and certification requirements and regulations. Each of the therapies offered by Med Tech, Southern Cross and Leader, except enteral nutrition, are prescription-based and, accordingly, each must employ or contract with pharmacists and registered nurses who are duly licensed by the State of Florida. State pharmacy license laws and regulations generally impose standards relating to physical layout, cleanliness, inventory controls and record keeping and require that each pharmacy be operated under the supervision of a licensed pharmacist. In addition, the pharmacies are required to be registered with appropriate state authorities under laws relating to distribution of any controlled substances. The home health agencies, which provide nursing services and nutritional counseling, are licensed and must comply with standards established by the State of Florida.

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

            In 1989, Congress also passed a bill entitled "Physician Ownership of and Referrals to Health Care Entities" (the "Stark Law"). The Stark Law prohibits physician referrals to any clinical laboratory in which a physician has an ownership interest, with very limited exceptions. In 1994, the Stark Law was expanded to prohibit physician referrals to entities that provide designated health services in which a physician has a financial relationship ("Stark II"). Designated health services include radiation therapy services.

      In order to comply with Stark II the Company, in fiscal 1995, sold two of its centers (Tampa, Florida and Macon, Georgia) but continues to render management, consulting and billing/collecting services. At a third location (West Palm Beach, Florida), the Company and a community hospital bought out referring physicians and became joint general partners.

            Competition
            -----------

            The health care industry, including the segments of home health, home nursing and cancer treatment, is very competitive. In home health, the Company competes against many other certified home health agencies in each of Florida's District 9 (Counties of Palm Beach, Martin, St. Lucie, Okeechobee and Indian River) and District 10 (Broward County). Many of these offer the exact same type of services as the Company's home health operation. In addition, the Company competes against hospitals, national specialized home care providers and other independent home care companies which have their own home health operations. It is possible that in the future the CON requirements may change which would enable many more home health agencies to provide the services the Company currently provides. Should this happen, it could have a material adverse impact on the operations of the home health business. In cancer treatment, the Company faces substantial competition from local hospitals, other free-standing treatment facilities, private physicians and publicly and privately owned companies for patients. Primary care physicians often refer patients to facilities or companies which employ the physicians as employees or to a hospital with which the physicians have staff privileges.

            Marketing
            ---------

            Home health providers are usually referred to potential clients by other health care professionals. The Company seeks to build strong relationships with these professionals. The Company has identified many potential referral sources for home health services. These referral sources include physicians, hospitals, nursing homes, managed care organizations, community organizations, and other home care agencies. Word of mouth is also responsible for a significant number of home care referrals. One of the Company's goals is to broaden the referral base among managed care organizations, hospitals, nursing homes, physicians and health insurance payors by establishing and maintaining strong working relationships with them and providing quality patient care.

            In cancer treatment, the Company provides radiation therapy services and home health services. These services are marketed primarily to insurance companies, health maintenance organizations and physicians. The Company believes that its success in this area is based on providing quality care at a lower cost than competing hospitals and other facilities.

            Employees
            ---------

            As of May 31, 1997, the Company had a total of 286 employees, 182 of which were full-time. All employees of Palm Beach Radiotherapy Associates, Ltd. (the "Palm Beach Partnership"), which is accounted for on the equity basis, are employees of the Palm Beach Partnership and not of the Company. Physicians and other medical professionals render services as independent contractors to the Company. The Company is not a party to any collective bargaining agreements and considers its relationship with its employees to be good.

ITEM 2.     DESCRIPTION OF PROPERTY

            The  Company  and  its   affiliates   own  or  lease  the  following
properties:

                             Approximate     Land and  Lease Date
          Entity                Size         Building  Expiration  Equipment
--------------------------   ------------    --------  ----------  ---------
Corporate office
Fort Lauderdale, Florida     4,700 sq. ft     Leased    06-30-99    Owned/Leased

Office condominium unit(1)
Hollywood, Florida           3,500 sq. ft.    Owned     N/A         None

Med Tech Services of
  South Florida, Inc.
Davie, Florida               9,600 sq. ft.    Leased    02-28-00    Owned/Leased

Med Tech Services of
  South Florida, Inc.
Tamarac, Florida             1,708 sq. ft.    Leased    09-30-98    Owned/Leased

Med Tech Services of
  South Florida, Inc.
Fort Lauderdale, Florida     3,500 sq. ft.    Leased    10-1-05     Owned/Leased

Med Tech Services of
  South Florida, Inc.
Palm Beach, Florida          6,327 sq. ft.    Leased    11-30-98    Owned/Leased

Leader Home Health
  Care Center, Inc.
Boca Raton, Florida          1,200 sq. ft.    Leased    05-1-02     Owned/Leased

Palm Beach Center
Palm Beach, Florida          4,700 sq. ft.    Leased    03-18-01    Owned/Leased

AOS of South Broward, Inc.
Hollywood, Florida           1,275 sq. ft.    Leased    09-29-05    Owned/Leased


      (1) Owned subject to mortgage and leased to a third-party.

            In Management's opinion, the Company's corporate and subsidiaries' offices and the facilities in which each business is located are suitable for the purposes for which they are used.

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

      3. On June 26, 1996, the Palm Beach Partnership, by and through CTIPB as managing general partner, filed a demand for arbitration against Good Samaritan with the American Arbitration Association in Palm Beach County, Florida, seeking a determination of the amount of base rent due under the Palm Beach Partnership's equipment lease and an award of all amounts already paid which exceed this amount. Good Samaritan has filed a counterclaim based upon a claimed breach of an equipment lease seeking damages of approximately $400,000 against the Palm Beach Partnership.

      4. On July 15, 1996, Good Samaritan filed suit in Palm Beach County Circuit Court seeking a judicial dissolution of the Palm Beach Partnership.

            The above-described legal proceedings are all interrelated and arise from the decision of Good Samaritan to conduct its radiation therapy business through its own affiliates rather than through the Palm Beach Partnership with CTIPB. CTIPB disputes Good Samaritan's right to do so under the applicable provisions of the partnership agreement and Florida partnership law. The Company believes that CTIPB's position in these cases is meritorious and intends to litigate vigorously while at the same time seeking a favorable negotiated resolution; however, these cases are in a very preliminary stage and in the opinion of management of the Company, the ultimate outcome with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted during the fourth quarter of the fiscal year ended May 31, 1997, to a vote of security holders of the Company through the solicitation of proxies or otherwise.

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

                               Fiscal Years Ended May 31,
                        ---------------------------------------
                              1997                   1996
                        ---------------         ---------------
      Quarter           High        Low         High        Low
      -------           ----        ---         ----        ---

      First Quarter     3-3/16      1-13/16     2-1/2       1-7/8
      Second Quarter    2-1/2       1-5/8       4-5/16      2-1/8
      Third Quarter     2-1/16      1-1/4       2-5/8       2
      Fourth Quarter    1-7/8       1-1/16      3-1/8       1-11/16

            As of August 18, 1997, the Company's Common Stock was held by 241 shareholders of record. In addition, the Company believes that there are an additional 1,051 holders of its Common Stock who hold the shares in "street name."

            In fiscal 1997, the Company paid no dividends on its Common Stock nor does it anticipate paying cash dividends on its Common Stock in the foreseeable future. In the event that the Company changes this policy, future payment of dividends on its Common Stock would depend, among other things, upon the operations and financial condition of the Company.

            The Company has not sold any of its securities within the past three years.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

            The Company is engaged in (i) providing home health, home infusion and nursing services, (ii) establishing and administering businesses for the ambulatory treatment of cancer using a variety of modalities including radiation therapy and bone marrow transplantation, and (iii) providing management, consulting and billing and collection services for free-standing radiation therapy centers. Approximately 93% and 86% of net patient service revenues for 1997 and 1996, respectively, were derived from services provided to home health patients who are Medicare beneficiaries. All payments for these services were made by the Medicare program based on reimbursable costs incurred in rendering the services.

            Home Health and Nursing Services
            --------------------------------

            In an effort to increase its ability to provide home healthcare services and to position itself for proposals by legislators to change the current Medicare cost reimbursement system (see "Description of Business") the Company took the following steps in 1997:

            o The Company hired a new management team to oversee the operations of the home health division. As part of the new management team's strategic implementation plan, the Company was able to broaden the base of clinical employees and lesson its reliance on the utilization of independent contracting services to fulfill its patient staffing needs. The Company believes this to be a very important step in positioning itself for future growth and a prospective payment system if such a system were implemented through legislation.

            o In July 1996, the Company was granted a Certificate of Need ("CON") to operate a licensed certified Medicare home health agency in Florida's District 9 which consists of Palm Beach, Okeechobee, Indian River, Martin and St. Lucie counties. As a result of being awarded the new CON, the Company is now able to provide home health services in six counties in Southeast Florida. During the year, the Company performed approximately 34,000 visits through its new operation in District 9 and by the end of the year was performing over 60,000 visits on an annualized basis. Management believes that the District 9 operation will continue to grow during the year and total visits for fiscal 1998 should approach 100,000. The Company's operation in District 10 (Broward County) performed approximately 137,000 visits in 1997 as compared to 105,000 in 1996 and management believes this business will continue to grow, although at a slower rate than the District 9 operation.

            o During the year, the Company expanded the offices of both home health operations. In District 9, the Company doubled the space of its administrative offices in Palm Beach County to 6,327 square feet and is planning to open another office in September 1997 in Delray Beach, Florida, which is located equidistant between Fort Lauderdale and West Palm Beach. This office is planned to be approximately 11,000 square feet in size and will enable the Company to more efficiently service its patients in both Districts 9 and 10. The Company also relocated its District 10 operation to a new 9,600 square foot facility to accommodate the increase in personnel as a result of management's new strategic plan. Finally, the Company plans to open an office in the "Treasure Coast" of Florida which includes the counties of Martin, St. Lucie and Indian River, Florida during the fourth quarter of fiscal 1998.

            o In November 1996, the Company received a renewal of its accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") for its home health and home infusion operations. JCAHO is a nationally recognized organization which develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home health industry has grown, the need for objective quality measurements has increased. JCAHO accreditation entails a lengthy review process which is conducted every three years. Accreditation is increasingly being considered a prerequisite for entering into contracts with providers and physicians at every level. Because accreditation is expensive and time consuming, not all providers choose to undergo the process. In part because of its leadership role in establishing quality patient care standards for home healthcare and its active and early participation in this process, the Company's home healthcare operations, Med Tech, are viewed favorably by referring physicians.

            Radiation Therapy Services
            --------------------------

            Physicians are often reluctant to utilize medical  services that are not affiliated with the local medical community. Historically, the Company had developed radiation therapy centers through partnerships with referring physicians serving as partners. Due to recent changes in federal laws and regulations relating to physician referral, the Company has restructured or divested itself from these previously allowable ventures. During fiscal 1995, the Company sold its equity interest in four facilities (located in Coral Springs, Boca Raton and Tampa, Florida and Macon, Georgia).

            In May 1996, the Company sold all of its interest in a radiation therapy center under development in Yonkers, New York. The Company will receive $300,000 in cash as a reimbursement for expenses incurred associated with the development of the facility. Such amount is due in equal monthly installments over a one-year period beginning seven months after the facility opens which occurred in June 1997. As part of the transaction, the Company also entered into a three-year non-competition agreement, a five-year consulting agreement, a turn-key license agreement and an option agreement allowing the buyer to participate as an equity owner in future transactions of a similar nature. Such amounts are payable beginning 18 months after the center opens and are limited, on a monthly basis, to a percentage of the fees collected by the center. These payments will be recorded in income when contingencies regarding collectability of such amounts are resolved.

            The development of future centers will be structured through wholly-owned subsidiaries of the Company or through partnerships primarily with hospitals or unaffiliated investors. During fiscal 1998, the Company continued its efforts to establish radiation therapy centers in Logan, West Virginia, and Lakewood, New Jersey. The Company expects these centers to be operational during fiscal 1998, subject to certain conditions. In addition, the Company has secured a certificate-of-need to establish a radiation center in Martinsburg, West Virginia which is expected to commence operations in fiscal 1999.

            Bone Marrow Transplantation Services
            ------------------------------------

            The Company perceives an area of business growth and expansion in the field of developing bone marrow transplant centers. The Company has set up its first such center in Memorial Regional Hospital in Hollywood, Florida and expects to open additional centers in fiscal 1998. These centers will perform peripheral bone marrow transplants, typically in conjunction with high-dose chemotherapy.

            Management, Consulting and Billing and Collection Services
            ----------------------------------------------------------

            The Company provides billing/collection, management and consulting services for various radiation therapy centers in Florida and Georgia. Fees for billing/collection services are based on a percentage of the net collections of each center. Fees for management services vary for each center managed.

            The most significant agreements the Company currently has relate to the centers sold in fiscal 1995. Under these agreements, the Company receives approximately $25,000 - 30,000 per month in billing /collection fees, $348,000 annually in management fees over the next three years, and $150,000 annually in consulting fees over the subsequent eight years.

            Results of Operations:
            ----------------------

            Comparison  of the Fiscal Year Ended May 31, 1997 to the Fiscal Year
            --------------------------------------------------------------------
            Ended May 31, 1996
            ------------------

            Revenues for fiscal 1997 increased $5,087,000, or 43%, over fiscal 1996, from $11,865,000 in 1996 to $16,952,000 in 1997. This increase was principally attributable to the increase in revenues from home health and nursing services.

            Patient service revenues which are derived principally from the operations of Med Tech and Leader increased $5,257,000 from $10,287,000 in 1996 to $15,544,000 in
            1997. The increase in revenues is primarily the result of an increase in visits performed by the home health and nursing services operation from 105,000 in 1996 to 178,000 in 1997. The increase in the number of visits performed is the result of the opening of the new home health operation in District 9 which performed approximately 34,000 visits during the year and an increase in the number of visits performed by the operation in District 10 of 32,000.

            Other revenues, which consist principally of management/consulting and billing and collection revenues and interest income, decreased $170,000 from $1,578,000 in 1996 to $1,408,000 in 1997. This decrease is primarily attributed to the expiration of a management contract with a hospital in November of 1996 and a decrease in interest income of $58,000 as a result of the maturing of notes receivable.

            The Company receives payment for its services from various sources. The following summarizes the Company's revenues by payor sources:

                                                      1997                  1996
                                               -------------------   -------------------
                                                   Amount      %        Amount       %
                                                   ------      -        ------       -
     Medicare, on a cost reimbursement basis   $14,465,000    93.0   $ 8,816,000    85.7
     Commercial Insurance                          695,000     4.5       872,000     8.5
     Other (primarily Medicaid)                    384,000     2.5       599,000     5.8
                                               -----------   -----   -----------   -----

     Net patient service revenue                15,544,000   100.0    10,287,000   100.0
                                                             =====                 =====
     Billing,Collection,Management and
        Consulting Fees                          1,109,000             1,207,000
     Other Miscellaneous Revenues                  299,000               371,000
                                              ------------           -----------

                                               $16,952,000           $11,865,000
                                              ============           ===========

            Changes in the current mix of payors, specifically those which would result in a decrease in the percentage of revenues from Medicare or third-party payors, may adversely effect the Company's future results of operations.

            Operating expenses in fiscal 1997 increased $6,274,000, or 56% from $11,198,000 in 1996 to $17,472,000 in 1997. This increase was primarily attributable to the increases in the direct cost of patient services and general and administrative expenses, as detailed below.

            Direct cost of patient  services,  which includes  primarily payroll costs and contracted medical services increased $3,591,000 or 64% from $5,650,000 in 1996 to $9,241,000 in 1997. The majority of these costs relate to the Company's home health operation. On a per visit basis, these costs increased from $49.67 per visit in 1996 to $50.58 per visit in 1997. The slight change in the cost is consistent with the increase in the consumer price index. As a percentage of total revenues, direct costs of patient service increased from 55% in 1996 to 60% in 1997. This increase reflects a decline in the reimbursement from non- Medicare home health business.

            General and administrative expenses, which include all general and administrative expenses of the Company's subsidiaries, increased $2,444,000 or 49% from $5,013,000 in 1996 to $7,457,000 in 1997. The majority of these costs relate to the Company's home health operation. On a per visit basis, these costs increased from $20.63 per visit in 1996 to $24.90 in 1997. During the year, the Company significantly increased its base of administrative clinical employees, to a level to support significantly more visits than the Company performed in fiscal 1997, in anticipation of future growth. The Company believes the average cost per visit for general and administrative expenses will decrease in the future. As a percentage of total revenues, general and administrative expenses increased from 42% in 1996 to 44% in 1997. This increase reflects an increase in costs associated with non-Medicare home health business.

            Interest expense increased during the year by $228,000 primarily as a result of an increase in borrowings under the revolving credit facility of $1,173,000.

            Liquidity and Capital Resources:
            --------------------------------

            As of May 31, 1997, the Company had working capital of $4,344,000, including cash of $1,325,000 as compared to working capital of $3,224,000 at May 31, 1996.

            The nature of the Company's primary business, home healthcare requires weekly and/or bi-monthly payments to its personnel and contracted labor at the time they render services, while it receives payment from Medicare for services rendered over an extended period of time (60 to 75 days or longer.) At May 31, 1997 and 1996, the Company's accounts receivable from Medicare were $2,328,000 and $2,533,000, respectively, representing 15.0% and 24.6% of the Company's net patient revenues for each of the respective years then ended. The decrease in the accounts receivable is a result of the Company's interim reimbursement rate more closely approximating its actual costs per visit. In addition, the Company provided for an additional $300,000 reserve for potential cost reimbursement disallowances.

            Historically, the Company had financed its operations through cash generated by operating activities. As a result of the significant increase in the home healthcare operations, the Company secured a $2,000,000 revolving credit facility, collateralized by its Medicare accounts receivable in the latter part of fiscal 1996. This facility was increased to $4,000,000 in 1997 to support the growth of the home healthcare operation. Borrowings under the facility increased by $1,173,000 during the year. The increase in borrowings was used in part to help fund the start up of the District 9 home health operation. The Company believes that it will be able to increase this facility as necessary, as its home health business grows. The facility expires on March 22, 2001.

            During fiscal 1997, cash increased $459,000. Cash used in operating activities amounted to $582,000 in 1997 compared to $734,000 in 1996. The principal components resulting in the use of cash in operating activities was the payment of taxes of $254,000 and the reduction in accounts payable and accrued expenses of approximately $281,000. The Company's current ratio (current assets over current liabilities) was 5.15 for 1997 and 3.23 for 1996. Cash used in investing activities was $67,000 in 1997, compared to $329,000 in 1996 and was primarily the result of $561,000 invested in the development of new ventures, offset by cash collections received under notes receivable of $371,000 and payments of $203,000 received from the Palm Beach Partnership. Cash provided by financing activities was $1,109,000 in 1997 compared to $562,000 in 1996 and was the result of additional borrowings under the revolving credit which borrowings were used in part to fund the operations of the new home health operations.

            The Company guarantees certain financing agreements of the Palm Beach, Lakewood and Logan partnerships.

            As of May 31, 1997, the Company has guaranteed the following amounts:

      Partnership      Amount           Description
      -----------      ------           -----------
      Palm Beach      $   119,000       (1)  Equipment leased and leasehold
                                              improvements; (2) Term loan

      Lakewood          1,310,000       (1)  Equipment leased and leasehold
                                              improvements

      Logan             1,049,000             Equipment leased
                      -----------
                      $ 2,478,000
                      ===========

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

ITEM 7.     FINANCIAL STATEMENTS

            CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
            Consolidated Financial Statements

                                                                          Page

               Report of Independent Accountants                           19

               Consolidated Balance Sheets as of May 31, 1997 and 1996     20

               Consolidated Statements of Operations for the
                  Years Ended May 31, 1997 and 1996                        21

               Consolidated Statements of Stockholders' Equity for the
                  Years Ended May 31, 1997 and 1996                        22

               Consolidated Statements of Cash Flows for the
                  Years Ended May 31, 1997 and 1996                      23 - 24

               Notes to Consolidated Financial Statements                25 - 38

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
  and Stockholders of
Cancer Treatment Holdings, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Cancer Treatment Holdings, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cancer Treatment Holdings, Inc. and subsidiaries as of May 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.


Fort Lauderdale, Florida
August 22, 1997

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           AS OF MAY 31, 1997 AND 1996

                                                                 1997           1996
                                                              -----------    -----------
                                     ASSETS

Cash and cash equivalents                                     $ 1,324,745    $   865,265
Accounts receivable, net of allowance for doubtful accounts
  of approximately $101,000 in 1997 and $124,000 in 1996        3,076,429      3,072,823
Current portion of long-term notes receivable, net of a
  discount of $27,857 in 1997 and $94,758 in 1996                 466,217        348,574
Income taxes receivable                                           227,369           --
Other current assets                                              296,602        380,222
                                                              -----------    -----------

         Total current assets                                   5,391,362      4,666,884

Long-term notes receivable, net of current portion and a
  discount of $33,415 in 1997 and $169,764 in 1996              1,123,378      1,574,684
Property and equipment, net                                       968,331      1,115,214
Investments in and advances to partnerships and ventures        1,072,944        880,858
Intangible assets, net                                            844,868        956,809
Other assets                                                      133,148        131,464
                                                              -----------    -----------

         Total assets                                         $ 9,534,031    $ 9,325,913
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                             $   207,309    $    67,876
Accounts payable                                                  387,251        527,926
Accrued payroll and related benefits                              452,562        593,313
Income taxes payable                                                 --          254,000
                                                              -----------    -----------

         Total current liabilities                              1,047,122      1,443,115

Long-term debt, net of current portion                          2,124,611      1,155,400
Deferred income taxes                                             107,400        140,400
                                                              -----------    -----------

         Total liabilities                                      3,279,133      2,738,915
                                                              -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Common stock; $.003 par value, 50,000,000
     shares authorized, 3,495,760 shares issued                    10,487         10,487
  Capital in excess of par value                                5,163,105      5,163,105
  Retained earnings                                             1,361,387      1,693,487
                                                              -----------    -----------
                                                                6,534,979      6,867,079
  Treasury stock: 159,284 shares, at cost                        (280,081)      (280,081)
                                                              -----------    -----------

         Total stockholders' equity                             6,254,898      6,586,998
                                                              -----------    -----------

         Total liabilities and stockholders' equity           $ 9,534,031    $ 9,325,913
                                                              ===========    ===========

           See accompanying Notes to Consolidated Financial Statements

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED MAY 31, 1997 AND 1996

                                                                  1997            1996
                                                              ------------    ------------
Net patient service revenues                                  $ 15,543,649    $ 10,286,657
Other revenues                                                   1,408,387       1,578,422
                                                              ------------    ------------

         Total revenues                                         16,952,036      11,865,079
                                                              ------------    ------------

Operating expenses:
  Direct cost of patient services                                9,241,194       5,649,524
        (primarily payroll and contracted medical services)
  General and administrative                                     7,456,988       5,012,737
  Interest expense                                                 354,585         126,884
  Depreciation and amortization                                    418,911         409,072
                                                              ------------    ------------

         Total operating expenses                               17,471,678      11,198,217
                                                              ------------    ------------

Income (loss) before loss in earnings of partnerships
   and income taxes                                               (519,642)        666,862

Equity in loss of partnerships                                     (67,458)         (5,230)
                                                              ------------    ------------

Income (loss) before income taxes                                 (587,100)        661,632

Benefit (provision) for income taxes                               255,000        (310,000)
                                                              ------------    ------------

Net income (loss)                                             $   (332,100)   $    351,632
                                                              ============    ============

Per share data:

   Net income (loss) per share                                $       (.10)   $        .11
                                                              ============    ============

Weighted average number of shares outstanding                    3,336,476       3,336,476
                                                              ============    ============











           See accompanying Notes to Consolidated Financial Statements

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 1997 AND 1996

                               __________________

                               Common Stock          Capital                                     Total
                       -------------------------    In Excess      Retained      Treasury     Stockholders'
                           Shares       Amount        of Par       Earnings        Stock         Equity
                       -----------   -----------   -----------   -----------    -----------    -----------
Balance May 31, 1995     3,495,760   $    10,487   $ 5,163,105   $ 1,341,855    $  (280,081)   $ 6,235,366

Net income                    --            --            --         351,632           --          351,632
                       -----------   -----------   -----------   -----------    -----------    -----------

Balance May 31, 1996     3,495,760        10,487     5,163,105     1,693,487       (280,081)     6,586,998

Net loss                      --            --            --        (332,100)          --         (332,100)
                       -----------   -----------   -----------   -----------    -----------    -----------

Balance May 31, 1997     3,495,760   $    10,487   $ 5,163,105   $ 1,361,387    $  (280,081)   $ 6,254,898
                       ===========   ===========   ===========   ===========    ===========    ===========








































                   See accompanying Notes to Consolidated Financial Statements

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 1997 AND 1996

                                                                      1997            1996
                                                                 ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                              $   (332,100)   $    351,632
                                                                 ------------    ------------
  Adjustments to reconcile net income (loss) cash
  used in operating activities:
    Accretion of discount on notes receivable                         (89,918)       (107,465)
    Depreciation and amortization                                     418,911         409,072
    Unrecoverable capitalized costs and loss on sale of assets         37,292          59,452
    Equity in loss of unconsolidated partnerships                      67,458           5,230
    Deferred tax expense                                              (33,000)         16,800
    Change in operating assets and liabilities, net of
    acquisitions and dispositions:
       Accounts receivable                                             35,085      (1,125,108)
       Income taxes receivable                                       (227,369)           --
       Other current and non-current assets                            76,861         134,813
       Accounts payable, accrued expenses and accrued
          payroll and related benefits                               (281,426)         93,864
       Due to Medicare                                                   --          (826,319)
       Income taxes payable                                          (254,000)        254,000
                                                                 ------------    ------------
         Net cash used in operating activities                       (582,206)       (734,029)
                                                                 ------------    ------------
Cash flows from investing activities:
  Collections of notes receivable                                     371,427         433,332
  Advances to related parties                                            --          (105,428)
  Payments from Partnerships on advances                              203,491            --
  Investments in Partnerships and ventures                           (560,838)       (305,309)
  Acquisitions                                                           --          (125,000)
  Distributions received from Partnerships                               --            12,500
  Acquisition of property and equipment                               (81,038)       (239,033)
                                                                 ------------    ------------
           Net cash used in investing activities                      (66,958)       (328,938)
                                                                 ------------    ------------
Cash flows from financing activities:
  Repayments of long-term debt, including revolving
     credit agreements                                            (12,666,162)     (2,662,020)
  Borrowings for long-term debt, including revolving
     credit agreements                                             13,774,806       3,224,111
                                                                 ------------    ------------
         Net cash provided by financing activities                  1,108,644         562,091
                                                                 ------------    ------------
Net increase (decrease) in cash and cash equivalents                  459,480        (500,876)
Cash and cash equivalents at beginning of year                        865,265       1,366,141
                                                                 ------------    ------------
Cash and cash equivalents at end of year                         $  1,324,745    $    865,265
                                                                 ============    ============






           See accompanying Notes to Consolidated Financial Statements

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                    FOR THE YEARS ENDED MAY 31, 1997 AND 1996

Supplemental disclosures:
                                                                       1997         1996
                                                                   -----------    ---------
Interest paid                                                      $   351,000    $ 127,000
Income taxes paid                                                  $   259,000    $  61,500


Non-cash financing and investing activities:

            In 1997, the Company contributed a receivable of $130,000 due from its 50% owned partnership, as an additional investment in the partnership.

            In 1997, the Company sold a note receivable installment obligation obtained in prior years as a result of the sale of a radiation center to a third party for $825,000. The installment obligation had a net book value of $838,463 at the date of sale.





































           See accompanying Notes to Consolidated Financial Statements

                         CANCER TREATMENT HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ________________


1.    Business:
      ---------

      Cancer Treatment Holdings, Inc. ("CTH"), a Nevada corporation, through its subsidiaries (collectively, the "Company"), is engaged in (i) providing home health, home infusion and nursing services, (ii) establishing and administering businesses for the ambulatory treatment of cancer using a variety of modalities, including radiation therapy and bone marrow transplantation, and (iii) providing management/consulting and billing and collection services for free-standing radiation therapy centers.

      Home Health and Nursing Services
      --------------------------------

      In home health and nursing services, the Company owns and operates Leader Health Care Center, Inc. ("Leader"). Leader owns 100% of the equity interest of both Med Tech Services of South Florida, Inc. ("Med Tech") and Southern Cross Home Health, Inc. ("Southern Cross"). Leader, Med Tech and Southern Cross are providers of home health and nursing services in Southeastern Florida. Leader also provides home infusion therapy and physical rehabilitation services.

      Radiation Therapy Services
      --------------------------

      In radiation therapy, the Company provides management/consulting as well as billing and collection services for various facilities. The Company has an ownership interest in one of these facilities. During fiscal 1995, the Company sold its equity interests in four free-standing facilities
      (located in Tampa, Coral Springs and Boca Raton, Florida, and Macon, Georgia), but retained long-term management/consulting and/or billing and collection contracts in all of them.

2.    Significant Accounting Policies:
      --------------------------------

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

                         CANCER TREATMENT HOLDINGS, INC.

                                ________________


2.    Significant Accounting Policies: (continued)
      --------------------------------

      Cash Equivalents
      ----------------

      The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Revenue Recognition
      -------------------

      Net patient service revenues are derived from home health and nursing services.

      Home health care services are provided to primarily Medicare patients. Approximately 93% and 86% of net patient service revenues for fiscal 1997 and fiscal 1996, respectively, were derived from services provided to home healthcare patients who are Medicare beneficiaries. The Company participates in the Medicare program under which services rendered to Medicare program beneficiaries are reimbursed based on cost-reimbursement principles and are subject to audit and retroactive adjustment by the respective Medicare program fiscal intermediary. Differences between the estimated settlements and final amounts are recognized as increases or decreases in net patient service revenues in the year of settlement.

      Over the past years, Medicare auditors employed by the Medicare fiscal intermediaries have, in connection with their retrospective audit process, taken certain positions with respect to certain types of costs, claiming that they are not reimbursable and thus not recoverable by the Company from the Medicare program. These positions are based on interpretations promulgated after the period covered by the cost reports and applied retroactively, interpretations of cost reimbursement principles that are contrary to the Company's interpretations, or on what the Company believes to be misapplications of specific reimbursement principles, that could not have been foreseen at the time services were rendered and revenue recorded. These positions taken by Medicare auditors are usually determined from Medicare's Notice of Program Reimbursement ("NPR") which typically are not received until two to three years after the services are rendered. In those situations where the Company decides to not challenge an NPR finding, any revenue relating to these costs, as well as the extrapolated impact, if any, on other open costs reporting years, if not written off or provided for earlier, is written off as a revenue reduction at that time. In the opinion of management, retroactive adjustments, if any, would not be material to the financial position or results of operations of the Company.

      Other revenues include billing/collection, management and consulting services for various radiation therapy centers management and/or consulting fees from the centers which the Company manages or for which the Company provides consulting services. Management fees are principally based on a percentage of collections with annual maximum fees. Consulting fees are recognized over the term of the consulting agreement. The Company also provides centralized billing and collection services for various centers. Billing and collection fees are principally based on a percentage of collections with annual maximum fees. Other revenues also include interest income of $228,000 and $286,000 in 1997 and 1996, respectively.

                         CANCER TREATMENT HOLDINGS, INC.

                                ________________


2.    Significant Accounting Policies: (continued)
      --------------------------------

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

      Intangible Assets
      -----------------

      Costs in excess of the estimated fair value of net identifiable assets of acquired business ("goodwill") are amortized on a straight-line basis over twenty years. Other intangible assets consist of licenses which are amortized over ten years and amounts attributable to certain consulting agreements obtained in connection with the sale of two centers which are amortized over the life of such agreements.

      The following  table  summarizes  intangible  assets,  net of  accumulated
      amortization   of  $511,888  and  $351,525  at  May  31,  1997  and  1996,
      respectively:

                                      1997               1996
                                    --------           --------

                  Goodwill          $319,108           $345,554
                  Other              525,760            611,255
                                    --------           --------

                                    $844,868           $956,809
                                    ========           ========

      Impairment of Long-Lived Assets
      -------------------------------

      Effective June 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of." The statement requires that long-lived assets, such as property and equipment, and certain identifiable intangible assets (including goodwill) be reviewed for impairment whenever events or changes in circumstances

                         CANCER TREATMENT HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                ________________


2.    Significant Accounting Policies: (continued)
      --------------------------------

      indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows expected to result from the use of the asset and its eventual disposition. Based on the expected recovery from cash flows, the Company believes there is no impairment to such assets. The adoption of this statement did not have a material impact on the Company's financial statements.

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

      Stock-Based Compensation
      ------------------------

      SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for qualified and non-qualified stock options granted under the Company's stock option plans is generally measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount an employee must pay to acquire the stock.

      Per Share Data
      --------------

      Per share data is based on the weighted average number of common shares outstanding during each year after considering dilution of stock options. In computing the income per share for 1997 and 1996, and stock options are not considered because they have an anti-dilutive effect.

      In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share ("EPS"). The statement replaces the current presentation of primary EPS and will require a dual presentation of basic and diluted EPS on the face of the statements of operations. SFAS No. 128 requires restatement of all prior period EPS data presented and is effective for the Company in fiscal 1998. The Company does not expect that adoption of SFAS No. 128 will have a significant impact on the Company's financial statements.

      Reclassifications
      -----------------

      During 1997, the Company has elected to classify the indirect cost of patient services as general and administrative expenses. The Company's 1996 financial statements have been reclassified to conform to this presentation. In addition, certain other amounts have also been reclassified in the 1996 financial statements to conform to the 1997 presentation.

                         CANCER TREATMENT HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                ________________


3.    Asset Acquisitions and Disposals:
      ---------------------------------

      In May 1996, the Company sold all of its interest in a radiation therapy center under development in Yonkers, New York. The Company will receive $300,000 in cash as a reimbursement for expenses incurred associated with the development of the facility. Such amount is due in equal monthly installments over a one-year period beginning in January of 1998. As part of the transaction, the Company also entered into a three-year non-competition agreement, a five-year consulting agreement, a turn-key license agreement and an option agreement allowing the buyer to participate as an equity owner in future transactions of a similar nature. The aggregate proceeds for these respective agreements total $1,950,000. Such amounts are payable beginning 18 months after the center opens and are limited, on a monthly basis, to a percentage of the fees collected by the center. Such amounts will be recorded in income when contingencies regarding collectability of such amounts are resolved.

      In June 1996, the Company acquired, for $125,000 in cash, the operations which included certain assets of a physical therapy operation. As a result of the transaction, the Company recorded goodwill in the amount of $112,250.

      In May 1997, the Company sold its wholly-owned subsidiary, CTI of West Broward, Inc. ("CTIB") and CTIB's sole asset, a long-term note receivable, for an aggregate price of $825,000, payable in a 39-month promissory note bearing interest at 6%. The loss on disposal amounted to $13,463. CTIB originally obtained the long-term note receivable as part of the sale of a radiation center. The Company's ability to collect on the new note receivable will continue to be dependent upon the results of the underlying radiation center.

4.    Property and Equipment:
      -----------------------

      Property and equipment consists of the following at May 31, 1997 and 1996:
                                                      1997             1996

            Land                                 $    33,000       $    33,000
            Buildings and leasehold improvements   1,167,429         1,122,979
            Office furniture and equipment           437,007           388,034
            Medical equipment                        169,852           163,853
                                                 -----------       -----------
                                                   1,807,288         1,707,866
            Less accumulated depreciation            838,957           592,652
                                                 -----------       -----------
                                                 $   968,331       $ 1,115,214
                                                 ===========       ===========

                         CANCER TREATMENT HOLDINGS, INC.

                                ________________


4.    Property and Equipment:  (continued)
      -----------------------

      The Company owns an office condominium unit with a net book value of $458,967 which is leased under a lease agreement which expires in fiscal year 1998. Rental income for the years ended May 31, 1997 and 1996, amounted to $95,555 and $59,192, respectively. The Company incurred rental property expense of $37,342 and $32,690 during fiscal years 1997 and 1996, respectively, which includes depreciation expense of $16,677 each year. Under the terms of the lease, the Company expects to receive future minimum leasing gross income of $39,000 in fiscal year 1998.

5.    Investments in and Advances to Partnerships and Ventures:
      ---------------------------------------------------------

      The Company's investments in and advances to partnerships and ventures consists of the following at May 31, 1997 and 1996:

                                         1997              1996
                                     -----------       --------

      Investment in Palm Beach (a)       $  248,639          $ 171,634
      Advances to Palm Beach                280,416            419,879
      Development of new centers            543,889            289,345
                                          ---------          ---------
                                         $1,072,944          $ 880,858
                                         ==========          =========

      (a) Represents the Company's 50% investment in Palm Beach Radiotherapy Associates, Ltd. ("Palm Beach"). The Company receives a management fee equal to 8% of patient revenues collected, not to exceed $116,400 annually, subject to adjustments upward for increases in the consumer price index, not to exceed 5% annually. The Company also provides billing and collection services and receives compensation equal to 5% of patient revenues collected, not to exceed $87,300 annually. The maximum annual fee is subject to adjustments upward for increases in the consumer price index, not to exceed 5% annually.

                         CANCER TREATMENT HOLDINGS, INC.

                                ________________


5.    Investments in and Advances to Partnerships and Ventures:  (continued)
      ---------------------------------------------------------

      The condensed summary of financial information for Palm Beach as of and for the year ended May 31, 1997 and 1996, is as follows:

      Financial Position:                            1997            1996
      ------------------                         -----------      -----------

      Current assets                             $   355,020      $   595,185
      Land, building, leasehold
        improvements and equipment, net              425,781          655,187
      Other assets                                     2,631            3,568
                                                 -----------      -----------

      Total assets                               $   783,432      $ 1,253,940
                                                 ===========      ===========

      Current liabilities including amounts
        due to the Company of $280,416
        in 1997 and $419,879 in 1996             $   448,601      $ 1,088,396
      Long-term portion of mortgage
        and notes payable                            118,750          118,750
                                                 -----------      -----------

      Total liabilities                              567,351        1,207,146
                                                 -----------      -----------

      Partners' capital                          $   216,081      $    46,794
                                                 ===========      ===========

      Results of Operations:

      Net revenues                               $ 1,647,912      $ 1,626,329
      Operating expenses                           1,767,732        1,607,459
                                                 -----------      -----------

      Income (loss) from operations                 (119,820)          18,870
      Other income (expenses), net                    29,107          (29,330)
                                                 -----------      -----------

      Net loss                                   $   (90,713)     $   (10,460)
                                                 ===========      ===========


      At May 31, 1997, the difference between the Company's investment and its equity in the net assets of Palm Beach was $140,000. This amount is being amortized to income over a period of twenty years.

                         CANCER TREATMENT HOLDINGS, INC.

                                ________________


5.    Investments in and Advances to Partnerships and Ventures:  (continued)
      ---------------------------------------------------------

      The Company has an interest in two partnerships which are in the process of establishing radiation centers in Logan, West Virginia ("Logan") and Lakewood, New Jersey ("Lakewood") both of which are expected to be operational in fiscal 1998. The Company's general partner interests in Logan and Lakewood amount to 24.75% and 50%, respectively. Development costs (including investments and advances) for the partnerships total $450,592 at May 31, 1997. The Company's equity in the loss of these two partnerships for the year ended May 31, 1997 was $22,101.

6.    Long-term Debt:
      ---------------

      Long-term debt at May 31, 1997 and 1996, consists of the following:

                                                      1997             1996
                                                   ----------       -----------
      $4,000,000  ($2,000,000  in  1996)
      revolving     credit     facility,
      interest  at LIBOR plus 8% (13.69%
      at May 31, 1997 and  13.43%at  May
      31, 1996) due weekly,  maturing in
      March  2001,   collateralized   by
      accounts  receivable.   Borrowings
      limited   to  80%   of   allowable
      accounts receivable.                         $1,951,760       $   778,123

      Mortgage   payable,   interest  at
      8.5%,  interest and  principal due
      monthly, maturing in January 1998,
      collateralized      by      office
      condominium  with  a net  carrying
      value of $458,967.                              154,208           174,167

      Capitalized   lease   obligations,
      interest at 13.05%,  interest  and
      principal  due  monthly,  maturing
      March 2001.                                     212,029           244,649

      Other borrowings                                 13,923            26,337
                                                   ----------       -----------

                                                    2,331,920         1,223,276

      Less current portion                            207,309            67,876
                                                   ----------       -----------

                                                   $2,124,611       $ 1,155,400
                                                   ==========       ===========

                         CANCER TREATMENT HOLDINGS, INC.

                                ________________

6.    Long-term Debt:  (continued)
      ---------------

      Future principal payments of debt classified as long-term are as follows:

            Year Ending May 31,
            -------------------

                  1999                    $     58,304
                  2000                          59,093
                  2001                       2,007,214
                                          ------------
                                          $  2,124,611
                                          ============

7.    Income Taxes:
      -------------

      The provision (benefit) for income taxes for the years ended May 31, 1997 and 1996, consist of the following:

                                                          1997         1996
                                                      ---------    ---------
            Current:
               Federal                                $(227,000)   $ 230,000
               State                                      5,000       63,200
                                                      ---------    ---------

                                                       (222,000)     293,200
                                                      ---------    ---------
            Deferred:
               Federal                                  (37,000)      15,500
               State                                      4,000        1,300
                                                      ---------   ----------

                                                        (33,000)      16,800
                                                      ---------    ---------

            Provision (benefit) for income taxes      $(255,000)   $ 310,000
                                                      =========    =========

                         CANCER TREATMENT HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                ________________

7.    Income Taxes:  (continued)
      -------------

      The reconciliation between the statutory charge (34%) for income taxes and the actual charge (benefit) for income taxes from operations for the years ended May 31, 1997 and 1996, is shown in the following table:

                                                            1997         1996
                                                         ---------    ---------

      Computed expected tax expense:                     $(199,600)   $ 225,000
        State income taxes                                   8,800       61,900
        Change in valuation allowance                      106,000      133,400
        Investment in subsidiary                          (172,600)    (151,500)
        Goodwill and other nondeductible expenses           26,000       21,500
        Other, net                                         (23,600)      19,700
                                                         ---------    ---------

      Effective provision (benefit) for income taxes     $(255,000)   $ 310,000
                                                         =========    =========

      The significant components of the deferred tax assets and liabilities as of May 31, 1997 and 1996, were as follows:

                                                             1997          1996
                                                        ---------     ---------
      Deferred tax assets:
         Allowance for doubtful accounts                $  49,100     $  74,800
         Property and equipment                            65,800        44,400
         Investment in subsidiary                            --         308,000
         NOL carryforward                                 182,400          --
         Valuation allowance                             (182,400)     (133,400)
                                                        ---------     ---------

                                                          114,900       293,800
                                                        ---------     ---------
      Deferred tax liabilities:
         Deferred gains                                    84,800       288,000
         Intangible assets                                109,700       143,400
         Investments                                        7,700          --
         Other                                             20,100         2,800
                                                        ---------     ---------

                                                          223,300       434,200
                                                        ---------     ---------

      Net deferred tax liability                        $(107,400)    $(140,400)
                                                        =========     =========

      As of May 31, 1997, the Company had federal and state net operating loss carryforwards of $350,000 and $1,150,000, respectively, which expire in 2012. The Company provides a valuation allowance against deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $182,400 and $133,400 at May 31, 1997 and 1996, respectively. The increase in the valuation allowance for the year ended May 31, 1997 results from the uncertainty of the realization of the operating loss carryforwards which may expire unused.

                         CANCER TREATMENT HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                ________________


8.    Commitments and Contingencies:
      ------------------------------

      The  Company  leases  office  space  under   five-year   operating   lease
      agreements. Future minimum annual lease commitments under these leases are as follows:

            Year Ending May 31
            ------------------

                  1998                 $463,000
                  1999                  388,000
                  2000                  230,000
                  2001                   94,000
                  Thereafter            380,000

      Rent  expense  for  fiscal   years  ended  1997  and  1996,   amounted  to
      approximately $398,000 and $239,000, respectively.

      As a general partner, the Company is jointly and severally liable for the liabilities concerning the actions of the Palm Beach, Lakewood and Logan partnerships and has guaranteed certain liabilities of these partnerships amounting to $2,478,000 at May 31, 1997. In this connection, the Company could be held responsible for any and all liabilities arising from the actions of such partnerships.

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

9.    Employee Benefit Plans:
      -----------------------

      The Company has  established  an Employee  Benefit Plan (the "Plan") under
      Section 401(k) of the Internal Revenue Code. The Plan allows all full time employees to defer up to 15% of their income on a pre-tax basis through contributions to the Plan. Employer contributions are matched by the Company as deemed advisable by the Executive Compensation Committee. For fiscal years 1997 and 1996, the Company's expense related to matching contributions amounted to approximately $40,000 and $33,000, respectively.

                         CANCER TREATMENT HOLDINGS, INC.

                                ________________


9.    Employee Benefit Plans:  (continued)
      -----------------------

      The Company has established a deferred fringe benefit plan for the employees of Med Tech. The plan is administered by the Board of Directors of Med Tech and provides for contributions based upon achievements of specific goals by Med Tech and the participating employees. Vesting begins at 20% after two years of service, and from the third through the sixth years, vesting increases by 20% each year until full vesting occurs. Each year, contributions, if any, are determined by the Board of Directors of the Company. No amounts were contributed in fiscal year 1997 or 1996.

10.   Warrants, Stock Options and Treasury Stock:
      -------------------------------------------

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

      The Company has also granted stock options to officers and directors. All options were granted at or above prevailing market prices and are exercisable over terms of up to six years.

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

      In October 1995, SFAS No. 123 was issued by the FASB and, if fully adopted, changes the methods for recognition of compensation expense for stock-based compensation plans similar to those of the Company. Adoption of SFAS No. 123 is optional with respect to the Company's stock option plans; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are presented below.

      The fair value of each option granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1997 and 1996: no dividend yield based on the Company's current dividend policy; expected volatility of the underlying stock of 89%; risk-free interest rates ranging from 6.3% to 7.0% covering the related option periods; and expected lives of the options of 4.4 to 10 years based on the related vesting periods.

                         CANCER TREATMENT HOLDINGS, INC.

                                ________________


10.   Warrants, Stock Options and Treasury Stock:  (continued)
      -------------------------------------------
      A summary of the status of the Company's stock option plans as of May 31, 1997 and 1996 and changes during the years then ended is presented below:

                                                       1997                         1996
                                            ---------------------------   ----------------------------
                                                       Weighted Average               Weighted Average
                                            Shares      Exercise Price      Shares     Exercise Price
                                            ------      --------------      ------     --------------
      Outstanding at beginning of year      1,197,500       $4.32           782,500        $4.69

      Granted                                  30,000        2.99           665,000         4.14

      Expired                                 (60,000)       5.00          (250,000)        5.00
                                            ---------                     ---------

      Outstanding at end of year            1,167,500        4.25         1,197,000         4.32
                                            ==========                    =========

      Options exercisable at year-end          940,167       4.39           847,834         4.62
                                            ==========                    =========
      Weighted-average fair value of
        options granted during the year     $     1.58                    $    1.72
                                            ==========                    =========


      At May 31, 1997, the Company had reserved 1,167,500 shares of its Common Stock for issuance upon the exercise of all outstanding options.


                         CANCER TREATMENT HOLDINGS, INC.

                                ________________


10.   Warrants, Stock Options and Treasury Stock:  (continued)
      -------------------------------------------

      Had compensation cost for awards under the Company's stock option plans been determined based on the fair value at the grant dates consistent with the methodology prescribed by SFAS No. 123, the Company's net income
      (loss) and earnings (loss) per share in fiscal 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                              1997       1996
                                                           ---------  ---------
            Pro forma net income (loss):
                  As reported                              $(332,100) $ 351,632
                  Pro forma                                 (620,993)  (266,401)

            Pro forma net income (loss) per common share:
                  As reported                              $   (0.10) $    0.11
                  Pro forma                                    (0.19)     (0.08)

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates that additional awards will be granted in future years.

11.   Financial Instruments:
      ----------------------

      Concentrations of Credit Risk
      -----------------------------

      Financial instruments which subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and notes receivable. The Company maintains its cash and cash equivalents in bank accounts with highly-rated financial institutions, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. Concentrations of credit risk with respect to accounts receivable are minimized as such amounts are principally due from Medicare. Approximately 76% and 82% of the Company's accounts receivable at May 31, 1997 and 1996, respectively, are due from Medicare. The Company's credit risk with respect to notes receivable is minimized as the notes are collateralized by equipment and property of a radiation therapy facility. Additionally, the notes have been paid in accordance with their respective terms through May 31, 1997.

      Fair Value of Financial Instruments
      -----------------------------------

      The carrying value of long-term notes receivable and debt, including the current portion, approximated fair value as of May 31, 1997 and 1996, based on current rates for similar types of borrowing arrangements.

                                     PART II

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable

                                    PART III

ITEM 9.     DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The information required by this item with respect to the executive officers and directors of the Company is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" and "Election of Directors" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement").

ITEM 10.    EXECUTIVE COMPENSATION

            The information required by this item with respect to executive compensation is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" in the Company's 1997 Proxy Statement.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item with respect to security ownership is incorporated herein by reference to the section entitled "Voting Securities and Principal Holders Thereof" in the Company's 1997 Proxy Statement.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item with respect to security ownership is incorporated herein by reference to the section entitled "Voting Securities and Principal Holders Thereof" in the Company's 1997 Proxy Statement.

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

                  Exhibits
                  --------

                  Exhibit
                  No.     Description of Items
                  ------- --------------------
                  3.1     Articles of Incorporation of the Company (as amended)(1)

                  3.2     By-Laws(3)

                  10.1 Asset Sales Agreement between RTI and SBHD, including amendments (without exhibits)(1)

                  10.2    Third Amendment to Asset Purchase Agreement between CTI and SBHD(2)

                  10.3    Employment contract between CTH and Ullrich Klamm, Ph.D.(4)

                  10.4    Agreements between CTI of West Broward, Inc. and Coral Springs Radiation
                          Therapy Regional Center, Inc.(4)

                  10.5    Agreements between Boca Raton Radiotherapy Associates, Ltd. and Boca Raton
                          Radiation Therapy Regional Center, Inc.(4)

                  10.6    Asset Purchase Agreement between Tampa Radiotherapy Associates, Ltd. and
                          Oncology Services Associates, P.A., dated January 1, 1995.(5)

                  10.7    Consulting Agreement between Oncology Services Corporation and its affiliates, and Cancer Treatment Holdings, Inc., dated January 1, 1995(5)

                  10.8    Agreements between Cancer Treatment Holdings, Inc., CTI of New York and
                          Yonkers Radiation Medical Practice, P.C.(6)

                  10.9    Loan and Security Agreement between Med Tech Funding Corporation and
                          COPELCO/American Healthfund, Inc.(6)

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

                  (4)     Incorporated  by  reference to the  Registrant's  Form
                          10-K for the fiscal year ended May 31, 1995, as filed with the securities and Exchange Commission on August
                          25, 1995.

                  --------

                  Exhibit
                  No.     Description of Items
                  ------- --------------------

                  (5) Incorporated by reference to the Registrant's Amendment No. 1 to Form S-3 as filed with the Securities and Exchange Commission on February 13, 1995.

                  (6)     10-KSB - 1996.

            (b) Reports on Form 8-K filed during the three months ended May 31, 1997.

                 There  were no  reports  on Form 8-K  filed  during  the  three months ended May 31, 1997.

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

August 27, 1997

                                   SIGNATURES
                                   ----------

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                        Position                        Dated


/s/ Ullrich Klamm, Ph.D.          Chairman of the Board          August 27, 1997
------------------------          Chief Executive Officer
Ullrich Klamm, Ph.D.


/s/ Louis W. Boisvert, III        Chief Financial Officer        August 27, 1997
--------------------------        and Vice President of Finance
Louis W. Boisvert, III


/s/ Carol Befanis O'Donnell, Esq. Corporate Secretary            August 27, 1997
---------------------------------
Carol Befanis O'Donnell, Esq.


/s/ Kenneth L. Neeley             Corporate Controller           August 27, 1997
---------------------
Kenneth L. Neeley


/s/ Salvatore Russo, Ph.D.        Director                       August 27, 1997
--------------------------
Salvatore Russo, Ph.D.


/s/ Jack Mull, M.D.               Director                       August 27, 1997
-------------------
Jack Mull, M.D.


/s/ Jack W. Buechner              Director                       August 27, 1997
--------------------
Jack W. Buechner


/s/ John P. Rosenthal             Director                       August 27, 1997
---------------------
John P. Rosenthal