Form 10QSB
period 1997-08-31
CANCER TREATMENT HOLDINGS INC
filed 1997-10-15
CIK 832092

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  August 31, 1997
                                                 ---------------

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
                     U.S. Securities and Exchange Commission


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        ---  ---

      The number of shares outstanding of each of the issuer's classes of common
equity, as of October 6, 1997 was:    3,336,476
                                   ---------------

Transitional Small Business Disclosure Format

(Check One):     Yes       No   X
                     -----    -----

                         CANCER TREATMENT HOLDINGS, INC.






                                     INDEX




                                                                       Page
                                                                       ----
PART  I - FINANCIAL INFORMATION


            ITEM 1.     FINANCIAL STATEMENTS:

                        Consolidated Balance Sheets
                         as of August 31, 1997 and May 31, 1997          2

                        Consolidated Statements of Operations
                         for the Three Months Ended
                         August 31, 1997 and 1996                        3

                        Consolidated Statements of Cash Flows
                         for the Three Months Ended
                         August 31, 1997 and 1996                        4

                        Notes to Consolidated Financial Statements       5

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF CONSOLIDATED FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS                        6


PART II -OTHER INFORMATION

            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                 9


SIGNATURES                                                              10

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    August 31,       May 31,
                                                                       1997           1997
                                                                   -----------    -----------
                                                                   (Unaudited)
                                     ASSETS

Cash and cash equivalents                                          $   708,500    $ 1,324,745
Accounts receivable, net of allowance for doubtful accounts
  of approximately $180,000 at August 31, 1997 and $101,000
  at May 31, 1997                                                    3,884,639      3,076,429
Current portion of long-term notes receivable, net of a discount
  of $26,202 at August 31, 1997 and $27,857 at May 31, 1997            620,472        641,217
Income taxes receivable                                                227,369        227,369
Other current assets                                                   389,777        296,602
                                                                   -----------    -----------

         Total current assets                                        5,830,757      5,566,362

Long-term notes receivable, net of current portion and a
  discount of $27,002 at August 31, 1997 and $33,415 at
  May 31, 1997, 1997, respectively                                     867,040        948,378
Property and equipment, net                                            938,836        968,331
Investments in and advances to partnerships and ventures             1,308,336      1,072,944
Intangible assets, net                                                 797,518        844,868
Other assets                                                           137,290        133,148
                                                                   -----------    -----------

         Total assets                                              $ 9,879,777    $ 9,534,031
                                                                   ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                                  $   203,832    $   207,309
Accounts payable                                                       675,790        387,251
Accrued payroll and related benefits                                   651,091        452,562
                                                                   -----------    -----------

         Total current liabilities                                   1,530,713      1,047,122

Long-term debt, net of current portion                               2,074,346      2,124,611
Deferred income taxes                                                  107,400        107,400
                                                                   -----------    -----------

         Total liabilities                                           3,712,459      3,279,133
                                                                   -----------    -----------
Commitments and contingencies

Stockholders' equity:
  Common stock; $.003 par value, 50,000,000
     shares authorized, 3,495,760 shares issued                         10,487         10,487
  Capital in excess of par value                                     5,163,105      5,163,105
  Retained earnings                                                  1,273,807      1,361,387
                                                                   -----------    -----------
                                                                     6,447,399      6,534,979
  Treasury stock: 159,284 shares, at cost                             (280,081)      (280,081)
                                                                   -----------    -----------

         Total stockholders' equity                                  6,167,318      6,254,898
                                                                   -----------    -----------

         Total liabilities and stockholders' equity                $ 9,879,777    $ 9,534,031
                                                                   ===========    ===========

          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1997 AND 1996
                                   (UNAUDITED)

                                                               August 31,    August 31,
                                                                  1997           1996
                                                              -----------    -----------
Net patient service revenues                                  $ 4,371,913    $ 3,720,025
Other revenues                                                    382,038        378,779
                                                              -----------    -----------

         Total revenues                                         4,753,951      4,098,804
                                                              -----------    -----------

Operating expenses:
  Direct cost of patient services                               2,006,612      1,847,281
        (primarily payroll and contracted medical services)
  General and administrative                                    2,575,174      2,041,965
  Interest expense                                                 84,067         62,707
  Depreciation and amortization                                   109,020        119,072
                                                              -----------    -----------

         Total operating expenses                               4,774,873      4,071,025
                                                              -----------    -----------

Income (loss) before loss in earnings of partnerships
   and income taxes                                               (20,922)        27,779

Equity in earnings (loss) of partnerships                         (66,658)        22,889
                                                              -----------    -----------

Income (loss) before income taxes                                 (87,580)        50,668

Provision for income taxes                                           --          (20,000)
                                                              -----------    -----------

Net income (loss)                                             $   (87,580)   $    30,668
                                                              ===========    ===========

Per share data:

   Net income (loss) per share                                $      (.03)   $       .01
                                                              ===========    ===========

Weighted average number of shares outstanding                   3,336,476      3,336,476
                                                              ===========    ===========
















          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                 August 31,     August 31,
                                                                    1997           1996
                                                                -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                             $   (87,580)   $    30,668
  Adjustments to reconcile net income (loss) cash
  used in operating activities:
    Accretion of discount on notes receivable                        (8,068)       (25,895)
    Depreciation and amortization                                   109,020        119,072
    Equity in loss of unconsolidated partnerships                    66,658        (22,889)
    Change in operating assets and liabilities:
       Accounts receivable                                         (808,210)    (1,143,621)
       Other current and non-current assets                         (87,544)       (41,535)
       Accounts payable, accrued payroll and related benefits       487,068        (74,389)
       Income taxes payable                                            --         (155,000)
                                                                -----------    -----------

         Net cash used in operating activities                     (328,656)    (1,313,589)
                                                                -----------    -----------

Cash flows from investing activities:
  Collections of notes receivable                                   100,151        108,333
  Investments in and advances to Partnerships and ventures         (303,883)       (36,998)
  Acquisitions of property and equipment                            (30,115)       (11,809)
                                                                -----------    -----------

       Net cash provided by (used in) investing activities         (233,847)        59,526
                                                                -----------    -----------
Cash flows from financing activities:
  Repayments of long-term debt, including revolving
     credit agreements                                           (1,960,804)    (2,357,907)
  Borrowings for long-term debt, including revolving
     credit agreements                                            1,907,062      3,051,098
                                                                -----------    -----------

         Net cash provided by (used in) financing activities        (53,742)       693,191
                                                                -----------    -----------

Net decrease in cash and cash equivalents                          (616,245)      (560,872)

Cash and cash equivalents at beginning of year                    1,324,745        865,265
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $   708,500    $   304,393
                                                                ===========    ===========
Supplemental disclosures:

Interest paid                                                   $    83,323    $    62,707
                                                                ===========    ===========

Income taxes paid                                               $      --      $   155,000
                                                                ===========    ===========




          See accompanying notes to consolidated financial statements.

                  CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   _________

ITEM 1.  FINANCIAL STATEMENTS

         1.    Preparation of Financial Statements
               -----------------------------------

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10- KSB for the year ended May 31, 1997. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the three months ended August 31, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1997, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         2.    Contingencies
               -------------

         In conjunction with the current regulatory scrutiny of the home health industry and, in particular the industry in South Florida, the Company was randomly selected for an on-site review of its Medicare policies, procedures and medical records related to its Medicare certified home health agency in District 10, Broward County, Florida. The review is being conducted by representatives of the Health Care Finance Administration, the Office of Audit of the Office of the Inspector General for the Department of Health and Human Services and the Florida Agency for Health Care Administration. The results of this review have not been concluded. The ultimate outcome of this review and its impact, if any, on the Company's financial condition, results of operations and cash flows cannot be determined at this time.

         As a general partner, the Company is jointly and severally liable for liabilities concerning the actions of Palm Beach Radiotherapy Associates, Ltd. ("Palm Beach"), Ocean Radiation Oncology Center, Inc. ("Ocean") and Logan Oncology Care Associates, Ltd. ("Logan") and has guaranteed certain liabilities of these partnerships amounting to $2,442,000 at August 31, 1997. Accordingly, the Company could be held responsible for any and all liabilities arising from the actions of such partnerships.

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

         3.    Reclassifications
               -----------------

         Certain amounts have been reclassified in the financial statements for the three-month period ended August 31, 1996, to conform to the presentation in the financial statements for the three-month period ended August 31, 1997.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  CONSOLIDATED   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        1.    Results Of Operations
              ---------------------

         Comparison  of the Three Months  Ended  August 31,  1997,  to the Three
         -----------------------------------------------------------------------
         Months Ended August 31, 1996
         ----------------------------

        Revenues for the three-month period ended August 31, 1997, increased $655,000 or 16% over the three-month period ended August 31, 1996, from $4,099,000 in 1996 to $4,754,000 in 1997. This increase was principally attributable to the increase in revenues from home health and nursing services as discussed below.

        Patient service revenues are derived principally from the home health and nursing service operations of Med Tech Services of South Florida,
        Inc. ("Med Tech"), Leader Health Care Center, Inc. ("Leader") and Southern Cross Home Health, Inc. ("Southern Cross"). Approximately 93% of net patient service revenues for 1997 and 1996 were derived from Med Tech for services provided to home healthcare patients who are Medicare beneficiaries. Med Tech participates in the Medicare program under which services rendered to Medicare program beneficiaries are reimbursed based on cost-reimbursement principles. Such revenues increased $580,000 from $3,476,000 in 1996 to $4,056,000 in 1997 primarily due to an increase in visits performed by Med Tech from approximately 35,000 visits in 1996 to approximately 37,500 visits in 1997 and an increase in the Medicare reimbursement rate from approximately $88 per visit in 1996 to approximately $98 per visit in 1997.

        Other revenues, which consist principally of billing, collection, management and consulting revenues and interest income, increased $3,000 from $379,000 in 1996 to $382,000 in 1997 as a result of an increase in revenues from the Company's billing contracts offset by a decrease in interest income due to the maturing of notes receivable.

        The Company receives payment for its services from various sources. The following summarizes the Company's revenues by payor sources:

                                                                  1997                1996
                                                                 Amount      %       Amount        %
                                                              ----------   -----   ----------   -----
         Medicare, on a cost reimbursement basis              $4,056,000    92.8   $3,476,000    93.4
         Commercial Insurance                                    173,000     3.9      183,000     4.9
         Other                                                   143,000     3.3       61,000     1.7
                                                              ----------   -----   ----------   -----

         Net patient service revenue                           4,372,000    100     3,720,000    100
                                                                            ====                 ===

         Billing, collection, management and consulting fees     331,000              271,000
         Other Miscellaneous Revenues                             51,000              108,000
                                                              ----------           ----------

                                                              $4,754,000           $4,099,000
                                                              ===========          ===========

        Changes in the current mix of payors, specifically those which would result in a decrease in the percentage of revenues from Medicare or third-party payors, may adversely effect the Company's future results of operations.

      Operating expenses for the three-month period ended August 31, 1997, increased $704,000 or 17% over the three-month period ended August 31, 1996, from $4,071,000 in 1996 to $4,775,000 in 1997. This increase was primarily attributable to the following:


      Direct cost of patient services, which includes primarily payroll costs and contracted medical services, increased $160,000 or 9% from $1,847,000 in 1996 to $2,007,000 in 1997. The majority of these costs relate to the Company's home health operations. On a per visit basis, these costs increased from $50.89 per visit in 1996 to $51.85 in 1997. During the latter part of fiscal 1997 and continuing through the first quarter ended August 31, 1997, the Company, in anticipation of future growth, significantly increased its base of clinical employees directly involved in rendering patient services in anticipation of future growth and to lessen the Company's reliance on contracting for such services. This has resulted in a higher per visit cost for the quarter ended August 31, 1997 over the same period in 1996. The Company believes the average direct cost per visit for patient services will decrease in the future as the Company continues to increase the number of patients it services.

      General and administrative expenses, which include the general and administrative expenses of all of the Company's subsidiaries, increased $533,000 or 26% from $2,042,000 in 1996 to $2,575,000 in 1997. The majority of these costs are attributable to the Company's home health operation. On a per visit basis, these costs increased from $32.71 per visit in 1996 to $41.11 in 1997. During the latter part of fiscal 1997 and continuing through the first quarter ended August 31, 1997, the Company, in anticipation of future growth, significantly increased its base of administrative clinical employees, to a level to support significantly more visits than the Company performed during the current period. The company believes the average cost per visit for general and administrative expenses will decrease in the future as the Company continues to increase the number of patients it services.


      2.      Liquidity and Capital Resources
              -------------------------------

      As of August 31, 1997, the Company had working capital of $4,300,000, including cash of $708,500, as compared with working capital of $4,519,000 at May 31, 1997. The decrease was primarily attributable to a decrease in cash of $616,000, as discussed below, and increases in current liabilities of $484,000 offset by an increase in accounts receivable of $808,000.

      During the quarter ended August 31, 1997, cash decreased $616,000. Cash used in operating activities amounted to $329,000 in 1997, compared to $1,314,000 in 1996. The principal components resulting in a use of cash in operating activities in 1997, were an increase in accounts receivable of $808,000 offset by an increase in accounts payable and accrued payroll and related benefits of $487,000. The increase in accounts receivable, accounts payable and accrued expenses is the result of the increase in revenues and personnel of Med Tech as discussed above. The Company's current ratio (current assets over current liabilities) was 3.81 for 1997 and 5.32 for 1996. Cash used in investing activities was $234,000 in 1997, compared to cash provided by investing activities of $60,000 in 1996 and was primarily the result of advances to partnerships and ventures of $304,000 offset by collections under notes receivable of $100,000. Cash used in financing activities was $54,000 in 1997, compared to cash provided by financing activities of $693,000 in 1996 and was primarily the result of payments against the Company's revolving credit agreements.

The Company guarantees certain financing agreements of Palm Beach, Ocean and Logan. As a general partner, the Company is jointly and severally liable for liabilities concerning the actions of Palm Beach, Ocean and Logan.

      As of August 31, 1997, the Company has guaranteed the following amounts:

      Partnership         Amount          Description
      ----------------------------------------------------------------------

      Palm Beach          $   100,000     (1) Equipment leased and leasehold
                                              improvements; (2) Term loan

      Logan                 1,028,000     Equipment leased

      Ocean                 1,314,000     Equipment leased and leasehold
                          -----------     improvements

                          $ 2,442,000
                          ===========

      Except for those items discussed above, and in the Company's latest Form 10-KSB for the year ended May 31, 1997, there are no existing material sources of liquidity available to the Company or material commitments for capital expenditures. There are no material trends, favorable or unfavorable, in the Company's capital resources. Management is unaware, except for those items discussed above, of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES




                           PART II - OTHER INFORMATION




Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the three months ended August 31, 1997.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         CANCER TREATMENT HOLDINGS, INC.





October 14, 1997   by: /s/ Louis W. Boisvert, III
                      ------------------------------
                      Louis W. Boisvert, III
                      Vice President of Finance and
                      Chief Financial Officer
                      (Principal Accounting Officer and Duly Authorized Officer)