Form 10QSB
period 1997-11-30
CANCER TREATMENT HOLDINGS INC
filed 1998-01-14
CIK 832092

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 1997
                                               -----------------

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                  For the transition period from           to
                                                ----------   ----------

                         Commission file number 0-16964
                                                -------

                         CANCER TREATMENT HOLDINGS, INC.
                         -------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Nevada                                  87-0410907
                ------                                  ----------
       (State or other jurisdiction                    (IRS Employer
       of incorporation or organization)               Identification No.)

     4491 South State Road Seven, Suite 200, Fort Lauderdale, Florida, 33314
     -----------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 321-9555
                                 --------------
                           (Issuer's telephone number)




         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No .
                                                                      --   --

         The number of shares outstanding of each of the issuer's classes of
common equity, as of January 9, 1998 was:      3,336,476
                                         -----------------

Transitional Small Business Disclosure Format

(Check One):     Yes      No   X
                    -----   -----

                         CANCER TREATMENT HOLDINGS, INC.


                                      INDEX


                                              Page
PART  I - FINANCIAL INFORMATION


                  ITEM 1.   FINANCIAL STATEMENTS:

                            Consolidated Balance Sheets
                            as of November 30, 1997 and May 31, 1997           2

                            Consolidated Statements of Operations
                            for the Six Months Ended
                            November 30, 1997 and 1996                         3

                            Consolidated Statements of Cash Flows
                            for the Six Months Ended
                            November 30, 1997 and 1996                         4

                            Notes to Consolidated Financial Statements         5

                  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF CONSOLIDATED FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS                          7


PART II -OTHER INFORMATION

                  ITEM 6.   SUBMISSION OF MATTERS TO A VOTE OF
                            SECURITY HOLDERS                                  10

                  ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K                  10


SIGNATURES                                                                    11

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               November 30,       May 31,
                                                                                  1997              1997
                                                                               (Unaudited)
                                                       ASSETS

Cash and cash equivalents                                                      $   632,293    $ 1,324,745
Accounts receivable, net of allowance for doubtful accounts
  of approximately $240,000 at November 30, 1997 and $101,000
  at May 31, 1997                                                                3,937,415      3,076,429
Current portion of long-term notes receivable, net of a discount of approximately $24,000 at November 30, 1997 and $28,000
  at May 31, 1997                                                                  324,350        641,217
Income taxes receivable                                                            227,369        227,369
Other current assets                                                               318,272        296,602
                                                                               -----------    -----------

         Total current assets                                                    5,439,699      5,566,362

Long-term notes receivable, net of current portion and a
  discount of approximately $22,000 at November 30, 1997 and
  $33,000 at May 31, 1997                                                          800,241        948,378
Property and equipment, net                                                        895,062        968,331
Investments in and advances to partnerships and ventures                         1,245,603      1,072,944
Intangible assets, net                                                             750,168        844,868
Other assets                                                                       165,198        133,148
                                                                               -----------    -----------
         Total assets                                                          $ 9,295,971    $ 9,534,031
                                                                               ===========    ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                                              $   200,089    $   207,309
Accounts payable                                                                   558,268        387,251
Accrued payroll and related benefits                                               599,232        452,562
                                                                               -----------    -----------
         Total current liabilities                                               1,357,589      1,047,122

Long-term debt, net of current portion                                           2,044,471      2,124,611
Deferred income taxes                                                              107,400        107,400
                                                                               -----------    -----------
         Total liabilities                                                       3,509,460      3,279,133
                                                                               -----------    -----------
Commitments and contingencies

Stockholders' equity:
  Common stock; $.003 par value, 50,000,000
     shares authorized, 3,495,760 shares issued                                     10,487         10,487
  Capital in excess of par value                                                 5,163,105      5,163,105
  Retained earnings                                                                893,000      1,361,387
                                                                               -----------    -----------
                                                                                 6,066,592      6,534,979
  Treasury stock: 159,284 shares, at cost                                         (280,081)      (280,081)
                                                                               -----------    -----------
         Total stockholders' equity                                              5,786,511      6,254,898
                                                                               -----------    -----------
         Total liabilities and stockholders' equity                            $ 9,295,971    $ 9,534,031
                                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                             November 30,    November 30,
                                                                     1997           1996

Net patient service revenues                                  $ 8,002,109    $ 7,790,049
Other revenues                                                    847,786        746,590
                                                              -----------    -----------

         Total revenues                                         8,849,895      8,536,639
                                                              -----------    -----------

Operating expenses:
  Direct cost of patient services                               3,633,873      3,946,122
        (primarily payroll and contracted medical services)
  General and administrative                                    5,089,938      4,191,334
  Interest expense                                                152,525        134,593
  Depreciation and amortization                                   210,415        239,008
                                                              -----------    -----------

         Total operating expenses                               9,086,751      8,511,057
                                                              -----------    -----------

Income (loss) before loss in earnings of partnerships
   and income taxes                                              (236,856)        25,582

Equity in loss of partnerships                                   (231,531)        (4,132)
                                                              -----------    -----------

Income (loss) before income taxes                                (468,387)        21,450

Provision for income taxes                                           --             --
                                                              -----------    -----------

Net income (loss)                                             $  (468,387)   $    21,450
                                                              ===========    ===========

Per share data:

   Net income (loss) per share                                $      (.14)           .01
                                                              ===========    ===========

Weighted average number of shares outstanding                   3,336,476      3,336,476
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                       November 30,    November 30,
                                                                              1997            1996
Cash flows from operating activities:
  Net income (loss)                                                     $  (468,387)   $    21,450
  Adjustments to reconcile net income (loss) to cash
  used in operating activities:
    Accretion of discount on notes receivable                               (15,030)       (49,587)
    Depreciation and amortization                                           210,415        239,008
    Equity in loss of unconsolidated partnerships                           231,531          4,132
    Change in operating assets and liabilities:
       Accounts receivable                                                 (860,986)    (1,102,460)
       Other current and non-current assets                                 (43,947)       (28,533)
       Accounts payable, accrued payroll and related benefits               317,687         85,889
       Income taxes payable                                                    --         (228,000)
                                                                        -----------    -----------

         Net cash used in operating activities                             (628,717)    (1,058,101)
                                                                        -----------    -----------

Cash flows from investing activities:
  Collections of notes receivable                                           470,034        216,666
  Investments in and advances to Partnerships and ventures                 (407,856)       (43,482)
  Acquisitions of property and equipment                                    (38,553)       (16,250)
                                                                        -----------    -----------

       Net cash provided by investing activities                             23,625        156,934
                                                                        -----------    -----------
Cash flows from financing activities:
  Repayments of long-term debt, including revolving
     credit agreements                                                   (3,862,077)    (6,046,568)
  Borrowings for long-term debt, including revolving
     credit agreements                                                    3,774,717      6,903,528
                                                                        -----------    -----------

                  Net cash provided by (used in) financing activities       (87,360)       856,960
                                                                        -----------    -----------

Net decrease in cash and cash equivalents                                  (692,452)       (44,207)

Cash and cash equivalents at beginning of year                            1,324,745        865,265
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $   632,293    $   821,058
                                                                        ===========    ===========

Supplemental disclosures:

Interest paid                                                           $   151,669    $   135,000
                                                                        ===========    ===========

Income taxes paid                                                       $      --      $   228,000
                                                                        ===========    ===========

          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 1.       FINANCIAL STATEMENTS

              1.      Preparation of Financial Statements

              The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 1997. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the six months ended November 30, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1997, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

              2.      Restructuring of Certain Agreements

              During the second quarter, the Company restructured certain Management, Consulting and Billing and Collection agreements related to two centers it sold in fiscal 1995 and an interest in one center it sold in fiscal 1996. As a result of the restructuring, the Company will receive $172,800 annually in consulting fees through September 30, 2006. In addition, certain agreements related to the sale of the Company's interest in a radiation center in Yonkers, New York ("Yonkers Center") were also restructured. As a result, during the quarter, the Company received $300,000 as reimbursement for expenses incurred in the development of the Yonkers Center. The Company also renegotiated the payment terms of the non-competition and consulting agreements, whereby the payments are no longer contingent upon the percentage of fees collected by the Yonkers Center. As a result, the Company will receive $250,000 annually in fees over the next three years and $100,000 annually in fees over the subsequent two years.

              Also during the second quarter, the Company sold an option to a third party (the "Buyer") for $550,000. The option allows the Buyer to acquire the Company's 50% interest in Ocean Radiation Oncology Center, Inc. ("Ocean") for $3,500,000 or eight times one-half of the prior year's net earnings, whichever is greater. The option expires on May 31, 1999 and is evidenced by a promissory note which bears interest at 13% and is payable in monthly installments over three years.

              3.      Contingencies

              In conjunction with the current regulatory scrutiny of the home health industry and, in particular the industry in South Florida, the Company was randomly selected for an on-site review of its Medicare policies, procedures and medical records related to its Medicare certified home health agency in District 10, Broward County, Florida. The review is being conducted by representatives of the Health Care Finance Administration, the Office of Audit of the Office of the Inspector General for the Department of Health and Human Services and the Florida Agency for Health Care Administration. The results of this review have not been concluded. The ultimate outcome of this review could result in an assessment against the company for amounts overpaid by the Medicare system which could have a material adverse impact upon the Company's financial condition and results of operations. Any assessment is expected to be appealed by the Company.

              As a general partner, the Company is jointly and severally liable for liabilities concerning the actions of Ocean Radiation Oncology Center,Inc. ("Ocean"), Palm Beach Radiotherapy Associates, Ltd. ("Palm Beach") and Logan Oncology Care Associates, Ltd. ("Logan") and has guaranteed certain liabilities of these partnerships amounting to $2,336,000 at November 30, 1997. Accordingly, the Company could be held responsible for any and all liabilities arising from the actions of such partnerships.

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

              4.      Reclassifications

              Certain amounts have been reclassified in the financial statements for the six-month period ended November 30, 1996, to conform to the presentation in the financial statements for the six-month period ended November 30, 1997.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           1.       Results Of Operations
                    ---------------------

           Comparison of the Six Months Ended November 30, 1997, to the Six
           -----------------------------------------------------------------
           Months Ended November 30, 1996
           ------------------------------

           Revenues for the six-month period ended November 30, 1997, increased $313,000 or 4% over the six-month period ended November 30, 1996, from $8,537,000 in 1996 to $8,850,000 in 1997. This increase was principally attributable to the items discussed below.

           Patient service revenues are derived principally from the home health and nursing service operations of Med Tech Services of South Florida, Inc. ("Med Tech"), Leader Health Care Center, Inc. ("Leader") and Southern Cross Home Health, Inc. ("Southern Cross"). Approximately 93% and 94% of net patient service revenues for 1997 and 1996, respectively, were derived from Med Tech for services provided to home healthcare patients who are Medicare beneficiaries. Med Tech participates in the Medicare program under which services rendered to Medicare program beneficiaries are reimbursed based on cost-reimbursement principles. Such revenues increased $111,000 from $7,321,000 in 1996 to $7,432,000 in 1997 primarily due to an increase in the Medicare reimbursement rate offset by a decrease in visits.

           Other revenues, which consist principally of billing, collection, management and consulting revenues and interest income, increased $101,000 from $747,000 in 1996 to $848,000 in 1997 as a result of an increase in revenues from the Company's billing contracts and other increases in miscellaneous revenues.

           The Company receives payment for its services from various sources. The following summarizes the Company's revenues by payor sources:

                                                           1997                       1996
                                                          Amount           %         Amount           %
Medicare, on a cost reimbursement basis               $7,432,000         92.9     $7,321,000        94.0
Commercial Insurance                                     466,000          5.8        359,000         4.6
Other                                                    104,000          1.3        110,000         1.4
                                                      ----------   ------------   ----------   ------------

Net patient service revenue                            8,002,000          100     7,790,000          100
                                                      ==========                ============

Billing, collection, management and consulting fees      584,000                     551,000
Other miscellaneous revenues                             264,000                     196,000
                                                      ----------                ------------

                                                      $8,850,000                $  8,537,000
                                                      ==========                ============

           Changes in the current mix of payors, specifically those which would result in a decrease in the percentage of revenues from Medicare or third-party payors, may adversely effect the Company's future results of operations.

         Operating expenses for the six-month period ended November 30, 1997, increased $576,000 or 7% over the six-month period ended November 30, 1996, from $8,511,000 in 1996 to $9,087,000 in 1997. This increase was primarily attributable to the following:

         Direct cost of patient services includes primarily payroll costs and contracted medical services. The majority of these costs relate to the Company's home health operations. The total number of visits performed by the Company decreased from 79,342 for the six-month period ended November 30, 1996 to 68,770 for the six-month period ended November 30, 1997. Although visits decreased on a per visit basis, these costs increased from $49.74 per visit in 1996 to $52.84 in 1997. In total, these costs decreased by $312,000 from $3,946,000 in 1996 to $3,634,000 in 1997. During the latter part of fiscal 1997 and continuing through the six months ended November 30, 1997, the Company, in anticipation of future growth which has not yet occurred, significantly increased its base of clinical employees directly involved in rendering patient services in anticipation of future growth and to lessen the Company's reliance on contracting for such services. This has resulted in a higher per visit cost for the period ended November 30, 1997 over the same period in 1996. The Company believes the average direct cost per visit for patient services will decrease as the Company increases the number of patients it services. Subsequent to November 30, 1997, the Company took steps to reduce its costs as a result of the slower than anticipated growth in the business.

         General and administrative expenses, which include the general and administrative expenses of all of the Company's subsidiaries, increased $899,000 or 21% from $4,191,000 in 1996 to $5,090,000 in 1997. The majority of these costs are attributable to the Company's home health operation. On a per visit basis, these costs increased from $42.74 per visit in 1996 to $58.31 in 1997. During the latter part of fiscal 1997 and continuing through the six months ended November 30, 1997, the Company, in anticipation of future growth which has not yet occurred, significantly increased its base of administrative clinical employees, to a level to support significantly more visits than the Company performed during the current period. The Company believes the average cost per visit for general and administrative expenses will decrease as the Company increases the number of patients it services. Subsequent to November 30, 1997, the Company took steps to reduce its costs as a result of the slower than anticipated growth in the business.

         The equity in losses of partnerships represents the losses incurred at two of the Company's 50% owned radiation centers. In August of 1997, the Ocean facility in Lakewood, New Jersey began its operations. For the six months ended November 30, 1997, the Company's share of the losses for this partnership were approximately $109,000 which included $47,000 in the amortization of start-up costs.

         The Company's equity in the loss of the Palm Beach Partnership was approximately $120,000 for the six months ended November 30, 1997. The loss is the result of lower patient volume related to seasonality and increased legal fees due to litigation involving the Company and the other partner.

         2.         Liquidity and Capital Resources
                    -------------------------------

         As of November 30, 1997, the Company had working capital of $4,082,000, including cash of $632,000, as compared with working capital of $4,519,000 at May 31, 1997. As discussed below, the decrease was primarily attributable to a decrease in cash of $692,000 and increases in accounts payable and accrued expenses of $318,000 offset by an increase in accounts receivable of $861,000.

         During the six months ended November 30, 1997, cash decreased $692,000. Cash used in operating activities amounted to $629,000 in 1997 compared to $1,058,000 in 1996. The use of cash in operating activities was primarily attributable to the net loss, including equity in losses of partnerships of $232,000, as discussed above, and an increase in accounts receivable of $861,000 offset by increases in accounts payable, accrued payroll and related benefits of $318,000. The increase in accounts receivable is directly attributable to the home health agency's receivable from Medicare which increased approximately $830,000 as a result of an increase in the rate at which the Company is reimbursed by Medicare. The increases in accounts payable, accrued expenses and related benefits are directly related to the increase in the number of people employed at the Company's home health agencies which has resulted in increases in liabilities for certain personnel costs, such as vacation and pension expenses (which employees are eligible for after one year of service), and increases in reserves for worker's compensation costs. The Company's current ratio (current assets over current liabilities) was 4.01 as of November 30, 1997 and 5.32 as of May 31,1997.

     Cash provided by investing activities was $24,000 in 1997, compared to $157,000 in 1996 and was primarily the result of collections under notes receivable of $470,000 offset by net investments in and advances to partnerships of $408,000. During the quarter, the Company received $300,000 as reimbursement for expenses incurred in the development of the Yonkers Center. The increase in the investment in and advances to partnerships is primarily the result of expenses incurred in the start up of two radiation centers (Ocean and Logan) and cash advances to the Palm Beach Partnership, as discussed above.

         Cash used in financing activities was $87,000 in 1997, and was the result of payments against the Company's revolving credit agreements offset by borrowings.

         The Company guarantees certain financing agreements of Palm Beach, Ocean and Logan. As a general partner, the Company is jointly and severally liable for liabilities concerning the actions of Palm Beach, Ocean and Logan.

         As of November 30, 1997, the Company has guaranteed the following amounts:

         Partnership        Amount          Description
         ---------------------------------------------------------

         Palm Beach        $   81,000       (1) Equipment leased and leasehold
                                                improvements; (2) Term loan

         Logan                993,000        Equipment leased

         Ocean              1,262,000        Equipment leased and leasehold
                                             improvements
                           ----------
                           $2,336,000
                           ==========

        Except for those items discussed above, and in the Company's latest Form 10-KSB for the year ended May 31, 1997, there are no existing material sources of liquidity available to the Company or material commitments for capital expenditures. There are no material trends, favorable or unfavorable, in the Company's capital resources. Management is unaware, except for those items discussed above and the review being conducted on the home health agency as discussed in footnote 3, of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

         3.         Forward-looking Statements and Associated Risk
                    ----------------------------------------------

         This Form 10-QSB, specifically the Management's Discussion and Analysis, contains "Forward-looking Statements" within the meaning of the federal securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for "Forward-looking Statements." In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's "Forward-looking Statements." Among other things, the following factors that could cause actual results to differ materially include, but are not limited to, general economic conditions; competitive factors; changes in federal or state legislation governing the Company's operations, including the Medicare and Medicaid reimbursement climate; and an adverse determination in connection with the review being conducted concerning the Company's home health operations in Broward County.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


  Item 6.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

              a) The Annual Meeting of Shareholders of the Company was held on November 20, 1997.

              b) Salvatore P. Russo, Ph.D. was reelected as director at the Company's annual meeting. Jack W. Buechner, Ullrich Klamm, Ph.D., John C. Mull, M.D. and John P. Rosenthal continue as board members.

              c) The following information is provided with respect to each matter voted upon at the Annual Meeting of Shareholders:

                    (i)  Election of Directors


                                                            Votes Cast For         Votes Withheld          Abstentions
                                                            --------------         --------------          -----------

                         Salvatore P. Russo, Ph.D.              1,832,964              897,305                      0

                    (ii) Reappointment of Coopers               2,603,352               83,095                 43,822
                         & Lybrand as the Company's
                         independent auditors for the
                         fiscal year ending May 31,
                         1998

              d)    Not applicable


  Item 7.           EXHIBITS AND REPORTS ON FORM 8-K

                    There were no reports on Form 8-K filed during the six months ended November 30, 1997.

                                   SIGNATURES




              In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              CANCER TREATMENT HOLDINGS, INC.





January 14, 1998  by:  /s/ Louis W. Boisvert, III
                     --------------------------------
                       Louis W. Boisvert, III
                       Vice President of Finance and
                       Chief Financial Officer
                      (Principal Accounting Officer and Duly Authorized Officer)