Form 10QSB
period 1998-02-28
CANCER TREATMENT HOLDINGS INC
filed 1998-04-20
CIK 832092

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended February 28, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
              For the transition period from _________ to _________

                         Commission file number 0-16964

                         CANCER TREATMENT HOLDINGS, INC.
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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




         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___.

         The number of shares outstanding of each of the issuer's classes of common equity, as of April 17, 1998 was: 3,336,476

Transitional Small Business Disclosure Format

(Check One):     Yes______   No   X

                         CANCER TREATMENT HOLDINGS, INC.

                                      INDEX


                                                                                   Page
                                                                                   ----
PART  I - FINANCIAL INFORMATION


                  ITEM 1.           FINANCIAL STATEMENTS:

                                    Consolidated Balance Sheets
                                     as of February 28, 1998 and May 31, 1997        2

                                    Consolidated Statements of Operations
                                     for the Nine Months Ended
                                     February 28, 1998 and 1997                      3

                                    Consolidated Statements of Cash Flows
                                     for the Nine Months Ended
                                     February 28, 1998 and 1997                      4

                                    Notes to Consolidated Financial Statements       5

                  ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    OF CONSOLIDATED FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS                        8


PART II -OTHER INFORMATION

                  ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                11


SIGNATURES                                                                          12



                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                  February 28,            May 31,
                                                                                      1998                 1997
                                                                                  -----------             -------
                                                                                  (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                       $   453,633               $ 1,324,745
Accounts receivable, net of allowance for doubtful accounts
  of approximately $886,000 at February 28, 1998 and $101,000
  at May 31, 1997                                                                 3,224,823                 3,076,429
Current portion of long-term notes receivable, net of a discount of approximately $22,000 at February 28, 1998 and $28,000
  at May 31, 1997                                                                   362,186                   641,217
Income taxes receivable                                                                  --                   227,369
Other current assets                                                                292,116                   296,602
                                                                              -------------           ---------------

         Total current assets                                                     4,332,758                 5,566,362
Long-term notes receivable, net of current portion and a
  discount of approximately $18,000 at February 28, 1998 and
  $33,000 at May 31, 1997                                                           698,622                   948,378
Property and equipment, net                                                         495,740                   968,331
Investments in and advances to partnerships and ventures                            875,940                 1,072,944
Intangible assets, net                                                                   --                   844,868
Other assets                                                                        165,665                   133,148
                                                                              -------------           ---------------
         Total assets                                                           $ 6,568,725                $9,534,031
                                                                              =============           ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt                                               $   196,474               $   207,309
Accounts payable and accrued expenses                                               785,732                   387,251
Accrued payroll and related benefits                                                612,800                   452,562
                                                                              -------------           ---------------
         Total current liabilities                                                1,595,006                 1,047,122

Long-term debt, net of current portion                                            1,923,368                 2,124,611
Deferred income taxes                                                               107,400                   107,400
                                                                              -------------           ---------------
         Total liabilities                                                        3,625,774                 3,279,133
                                                                              -------------           ---------------
Commitments and contingencies
Stockholders' equity:
  Common stock; $.003 par value, 50,000,000
     shares authorized, 3,495,760 shares issued                                      10,487                    10,487
  Capital in excess of par value                                                  5,163,105                 5,163,105
  (Accumulated deficit) retained earnings                                        (1,950,560)                1,361,387
                                                                              -------------           ---------------
                                                                                  3,223,032                 6,534,979
  Treasury stock: 159,284 shares, at cost                                          (280,081)                 (280,081)
                                                                              -------------           ---------------
         Total stockholders' equity                                               2,942,951                 6,254,898
                                                                              -------------           ---------------
         Total liabilities and stockholders' equity                              $6,568,725                $9,534,031
                                                                              =============           ===============

          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                                   (UNAUDITED)

                                                                                February 28,            February 28,
                                                                                    1998                   1997
                                                                                -----------             -----------

Net patient service revenues                                                    $10,217,806             $11,705,111
Other revenues                                                                    1,102,884               1,069,096
                                                                              -------------          --------------

         Total revenues                                                          11,320,690              12,774,207
                                                                              -------------          --------------

Operating expenses:
  Direct cost of patient services
        (primarily payroll and contracted medical services)                       5,306,846               6,399,363
  General and administrative                                                      6,867,926               5,777,158
  Interest expense                                                                  229,404                 233,271
  Depreciation and amortization                                                   1,070,690                 316,641
                                                                              -------------          --------------

         Total operating expenses                                                13,474,866              12,726,433
                                                                              -------------          --------------

Income (loss) from continuing operations before loss in
   earnings of partnerships and income taxes                                     (2,154,176)                 47,774

Equity in loss of partnerships                                                     (415,179)                (25,401)
                                                                              -------------          --------------

Income (loss) from continuing operations before income taxes                     (2,569,355)                 22,373

Benefit for income taxes                                                                 --                  50,000
                                                                              -------------          --------------

Income (loss) from continuing operations                                         (2,569,355)                 72,373

Discontinued operations:

   Loss from operations of discontinued pharmacy and
      private home health divisions                                                (379,015)               (196,069)
   Loss on disposal of pharmacy and private home health
      divisions including losses of $197,000 during phase-out
      period                                                                       (363,577)                     --
                                                                              -------------          --------------

Net loss                                                                        $(3,311,947)            $  (123,696)
                                                                              =============          ==============

Basic and diluted per share data:

  Income  (loss) per share from continuing operations                           $      (.77)            $       .02

   Loss per share from discontinued operations                                         (.22)                   (.06)
                                                                              -------------          --------------

   Net loss                                                                     $      (.99)            $      (.04)
                                                                              =============          ==============

Weighted average number of shares outstanding                                     3,336,476               3,336,476
                                                                              =============          ==============

          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997
                                   (UNAUDITED)
                                                                                  February 28,          February 28,
                                                                                     1998                   1997
                                                                                  -----------           -----------
Cash flows from operating activities:
  Net loss                                                                         $(3,311,947)           $   (123,696)
  Adjustments to reconcile net loss to cash
  used in operating activities:
    Accretion of discount on notes receivable                                          (21,444)                (72,172)
    Depreciation and amortization                                                    1,368,717                 359,218
    Provision for uncollectible advances to unconsolidated partnerships                200,000                      --
    Equity in loss of unconsolidated partnerships                                      415,179                  25,401
    Change in operating assets and liabilities:
       Accounts receivable                                                            (148,394)             (1,869,053)
       Income tax receivable                                                           227,369                      --
       Other current and non-current assets                                            (17,232)                (20,941)
       Accounts payable, accrued payroll and related benefits                          558,719                 330,339
       Income taxes payable                                                                 --                (254,000)
                                                                               ---------------         ---------------

         Net cash used in operating activities                                        (729,033)             (1,624,904)
                                                                               ---------------         ---------------

Cash flows from investing activities:
  Collections of notes receivable                                                      540,231                 325,000
  Investments in and advances to Partnerships and ventures                            (423,674)               (279,222)
  Acquisitions of property and equipment                                               (46,558)                (31,658)
                                                                               ---------------         ---------------

       Net cash provided by investing activities                                        69,999                  14,120
                                                                               ---------------         ---------------
Cash flows from financing activities:
  Repayments of long-term debt, including revolving
     credit agreements                                                              (6,743,538)             (9,131,887)
  Borrowings for long-term debt, including revolving
     credit agreements                                                               6,531,460              10,643,271
                                                                               ---------------         ---------------

         Net cash provided by (used in) financing activities                          (212,078)              1,511,384
                                                                               ---------------         ---------------

Net decrease in cash and cash equivalents                                             (871,112)                (99,400)

Cash and cash equivalents at beginning of year                                       1,324,745                 865,265
                                                                               ---------------         ---------------

Cash and cash equivalents at end of period                                      $      453,633         $       765,865
                                                                               ===============         ===============

Supplemental disclosures:

Interest paid                                                                   $      229,966         $       235,293
                                                                               ===============         ===============

Income taxes paid                                                               $            0         $       259,469
                                                                               ===============         ===============



          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 1.       FINANCIAL STATEMENTS

              1.      Preparation of Financial Statements
                      -----------------------------------

              The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10- KSB for the year ended May 31, 1997. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the nine months ended February 28, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1997, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

              2.      Restructuring of Certain Agreements
                      -----------------------------------

              During the second quarter, the Company restructured certain Management, Consulting and Billing and Collection agreements related to two centers it sold in fiscal 1995 and an interest in one center it sold in fiscal 1996. As a result of the restructuring, the Company will receive $172,800 annually in consulting fees through September 30, 2006. In addition, certain agreements related to the sale of the Company's interest in a radiation center in Yonkers, New York ("Yonkers Center") were also restructured. As a result, during the second quarter, the Company received $300,000 as reimbursement for expenses incurred in the development of the Yonkers Center. The Company also renegotiated the payment terms of the non-competition and consulting agreements, whereby the payments are no longer contingent upon the percentage of fees collected by the Yonkers Center. As a result, the Company will receive $250,000 annually in fees over the next three years and $100,000 annually in fees over the subsequent two years.

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

              3.      Discontinued Operations
                      -----------------------

              In February 1998, the Company's Board of Directors adopted a plan to dispose of its pharmacy and private home health subsidiaries. Accordingly, the operating results of these subsidiaries for all periods presented are reflected as discontinued operations in the Company's statement of operations. In addition, the Company has recorded a loss on disposal of pharmacy and private home health subsidiaries of approximately $364,000 which includes a writedown of unamortized goodwill of $264,000 and a provision for operating losses to be incurred during the phase-out period of $197,000.

              On March 31, 1998, the Company entered into an agreement to sell these subsidiaries. Under the terms of the agreement, the Company will sell the stock in these subsidiaries in exchange for $100,000 in cash. The Company will retain the cash and accounts receivable of these subsidiaries. The Company anticipates that the transaction will close by April 30, 1998.

              Revenues from the discontinued operations were $661,000 and $527,000 for the nine month period ended February 28, 1998 and 1997, respectively.

              The components of net assets of discontinued operations included in the consolidated balance sheets at February 28, 1998 and May 31, 1997 are as follows:

                                                         February 28, 1998          May 31, 1997
                                                         -----------------          ------------
              Account receivable, net                    $  337,738                   $188,759
              Prepaid and other current assets               31,217                     31,870
              Property and equipment, net                    61,411                     65,421
              Other assets                                    4,691                         --

              Accounts payable and accrued expenses          99,808                     27,289

              4.      Contingencies
                      -------------

              In conjunction with the current regulatory scrutiny of the home health industry and, in particular the industry in South Florida, the Company was randomly selected for an on-site review of its Medicare policies, procedures and medical records related to its Medicare certified home health agency in District 10, Broward County, Florida. The review is being conducted by representatives of the Health Care Finance Administration, the Office of Audit of the Office of the Inspector General for the Department of Health and Human Services and the Florida Agency for Health Care Administration. The results of this review have not been concluded. The Company believes the ultimate outcome of this review will result in an assessment for amounts overpaid by the Medicare system which could have a material adverse impact upon the Company's financial condition and results of operations. Any assessment is expected to be appealed by the Company.

              On June 1, 1998, the Company's home health operations will be subject to new reimbursement rates under a proposed "interim payment system." Although the Company believes this new system will decrease its Medicare reimbursement, it is not known at this time by what amount.

              As a general partner, the Company is jointly and severally liable for liabilities concerning the actions of Ocean Radiation Oncology Center, Inc. ("Ocean"), Palm Beach Radiotherapy Associates, Ltd. ("Palm Beach") and Logan Oncology Care Associates, Ltd. ("Logan") and has guaranteed certain liabilities of these partnerships amounting to $2,609,000 at February 28, 1998. Accordingly, the Company could be held responsible for any and all liabilities arising from the actions of such partnerships.

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

              5.      Impairment of Assets
                      --------------------

              The Company had recorded costs in excess of the estimated fair value of net identifiable assets of acquired business ("goodwill") and other intangible assets which consist of licenses and amounts attributable to certain consulting agreements obtained in connection with the sale of two centers. In addition, the Company has recorded property and equipment including an office condominium at cost which is being depreciated over its useful life.

              At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows expected to result from the use of the assets and its eventual disposition, the Company reviews certain long-lived assets, such as property and equipment and certain identifiable intangible assets (including goodwill) for impairment. As a result of the Company entering into an agreement in principle for the sale of substantially all the assets and liabilities of the Company

              (see Note 8), the Company recorded a charge to operations of $739,000, included in depreciation and amortization expense in the statement of operations for the nine month period ending February 28, 1998, representing the estimated impairment of property and equipment and certain identifiable intangible assets described above.

              6.      Earnings Per Share
                      ------------------

              The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" which requires the presentation of both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is based on the sum of the weighted-average number of common shares outstanding plus common stock equivalents arising out of stock options and warrants. The Company's outstanding options were not assumed exercised for the periods ended February 28, 1997 and 1996 because they were antidilutive for such periods. The impact of the adoption of SFAS No. 128 was not significant to the Company's financial statements.

              7.      Reclassifications
                      -----------------

              Certain amounts have been reclassified in the financial statements for the nine-month period ended February 28, 1997, to conform to the presentation in the financial statements for the nine-month period ended February 28, 1998.

              8.      Subsequent Event
                      ----------------

              On April 14, 1998, the Company announced that it agreed in principle to sell substantially all of the assets of the Company for $3 million in cash and the assumption of substantially all of the liabilities of the Company. The agreement is subject to certain conditions, including the approval of the transaction by the Company's shareholders. The Company anticipates that, if approved, the transaction will close prior to June 30, 1998.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           1.       Results Of Operations
                    ---------------------

           Comparison of the Nine Months Ended February 28, 1998, to the Nine
           ------------------------------------------------------------------
           Months Ended February 28, 1997
           ------------------------------

           Revenues for the nine-month period ended February 28, 1998, decreased $1,453,000 or 11% over the nine-month period ended February 28, 1997, from $12,774,000 in 1997 to $11,321,000 in 1998. This decrease was principally attributable to the items discussed below.

           Patient service revenues, as reported, are derived from the home health operations of Med Tech Services of South Florida, Inc. and Med Tech Services of Palm Beach, Inc. ("Med Tech"). The operations of Leader Health Care Center, Inc. ("Leader") and Southern Cross Home Health, Inc. ("Southern Cross") have been reflected as discontinued operations in the statement of operations as a result of the Company's decision to dispose of its pharmacy and private home health operations as discussed in Note 3. Approximately 98% net patient service revenues for 1998 and 1997, were derived from Med Tech for services provided to home healthcare patients who are Medicare beneficiaries. Med Tech participates in the Medicare program under which services rendered to Medicare program beneficiaries are reimbursed based on cost-reimbursement principles. Such revenues decreased $1,503,000 from $11,490,000 in 1997 to $9,987,000 in 1998 primarily due to a decrease in visits.

           During the quarter, the Company recorded an adjustment of $850,000 which reduced revenues as a result of a change in the estimated costs which would not be reimbursed by Medicare to Med Tech. The Company does not believe that any additional adjustments of this nature will be required prior to the end of the Company's fiscal year.

           Other revenues, which consist principally of billing, collection, management and consulting revenues and interest income, increased $34,000 from $1,069,000 in 1997 to $1,103,000 in 1998 as a result of the restructuring of certain management, consulting, and billing and collection agreements as discussed in Note 2.

           The Company receives payment for its services from various sources. The following summarizes the Company's revenues by payor sources:

                                                                            1998                      1997
                                                                           Amount      %             Amount        %
                                                                           -------    ----          -------      -----
           Medicare, on a cost reimbursement basis                      $ 9,987,000   97.8         $11,490,000    98.2
           Commercial Insurance                                              22,000     .2              52,000      .4
           Other                                                            209.000    2.0             163,000     1.4
                                                                     --------------  -----       -------------    ----

           Net patient service revenue                                   10,218,000    100          11,705,000     100
                                                                     --------------  =====       -------------    ====

           Billing, collection, management and consulting fees              774,000                    804,000
           Other miscellaneous revenues                                     329,000                    265,000
                                                                     --------------              -------------

                                                                        $11,321,000                $12,774,000
                                                                     ==============              =============

           Changes in the current mix of payors, specifically those which would result in a decrease in the percentage of revenues from Medicare or third-party payors, may adversely effect the Company's future results of operations.

           Operating expenses for the nine-month period ended February 28, 1998, increased $749,000 or 5.9% over the nine-month period ended February 28, 1997, from $12,726,000 in 1997 to $13,475,000 in 1998. This increase was primarily attributable to the following:

           Direct cost of patient services includes primarily payroll costs and contracted medical services. The majority of these costs relate to the Company's home health operations. The total number of visits performed by the Company decreased from 129,395 for the nine-month period ended February 28,

           1997 to 105,106 for the nine-month period ended February 28, 1998, and costs decreased by $1,092,000 from $6,399,000 in 1997 to $5,307,000 in 1998. On a per visit basis, these costs increased slightly from 49.46 per visit in 1997 to 50.49 in 1998. The Company believes the average direct cost per visit will decrease if the Company increases the number of patients it services. During the third quarter, the Company took steps to reduce its costs as a result of the slower than anticipated growth in the business.

           General and administrative expenses, which include the general and administrative expenses of all of the Company's subsidiaries, increased $1,091,000 or 18.9% from $5,777,000 in 1997 to $6,868,000 in 1998. The majority of these costs are attributable to the Company's home health operation. On a per visit basis, these costs increased from $44.65 per visit in 1997 to $59.74 in 1998. During the latter part of fiscal 1997 and continuing through the second quarter the Company, in anticipation of future growth which has not yet occurred, significantly increased its base of administrative clinical employees, to a level to support significantly more visits than the Company performed during the current period. The Company believes the average cost per visit for general and administrative expenses will decrease if the Company increases the number of patients it services. During the third quarter, the Company took steps to reduce its costs as a result of the slower than anticipated growth in the business. Also included in general and administrative expenses is a $200,000 provision for uncollectible advances to unconsolidated partnerships.

           Depreciation and amortization expenses increased from $317,000 in 1997 to $1,071,000 in 1998 as a result of the Company recording a charge for the estimated impairment of property and equipment as discussed in Note 5.

           The equity in losses of partnerships represents the losses incurred at two of the Company's 50% owned radiation centers. In August of 1997, the Ocean facility in Lakewood, New Jersey began its operations. For the nine months ended February 28, 1998, the Company's share of the losses for this partnership were approximately $270,000 which included approximately $102,000 in start-up costs amortized over a one-year period and which will be fully amortized by May 31, 1998. The Company's equity in the loss of the Palm Beach Partnership was approximately $134,000 for the nine months ended February 28, 1998. The loss is the result of lower patient volume and increased legal fees due to litigation involving the Company and the other partner.

           2.       Liquidity and Capital Resources
                    -------------------------------

           As of February 28, 1998, the Company had working capital of $2,738,000, including cash of $454,000, as compared with working capital of $4,519,000 at May 31, 1997. The decrease was primarily attributable to a decrease in cash of $871,000 primarily related to the cash investment required by the Lakewood and Palm Beach partnerships and the unreimbursed Medicare costs, and increases in accounts payable and accrued expenses of $559,000 related to the timing differences of payroll periods, increases in reserves for worker's compensation costs and the estimated losses during the phase-out period for the discontinued operations.

           During the nine months ended February 28, 1998, cash decreased $871,000. Cash used in operating activities amounted to $729,000 in 1998 compared to $1,625,000 in 1997. The use of cash in operating activities was primarily attributable to the net loss, including equity in losses of partnerships of $415,000, as discussed above, and an increase in accounts receivable of $148,000 offset by increases in accounts payable, accrued payroll and related benefits of $559,000 as discussed above. The Company's current ratio (current assets over current liabilities) was 2.72 as of February 28, 1998 and
5.32 as of May 31,1997.

           Cash provided by investing activities was $70,000 in 1998, compared to $14,000 in 1997 and was primarily the result of collections under notes receivable of $540,000 offset by net investments in and advances to partnerships of $424,000. The increase in the investment in and advances to partnerships is primarily the result of expenses incurred in the start up of two radiation centers (Ocean and Logan) and cash advances to the Palm Beach Partnership, as discussed above.

           Cash used in financing activities was $212,000 in 1997, and was the result of payments against the Company's revolving credit agreements offset by borrowings.

           The Company guarantees certain financing agreements of Palm Beach, Ocean and Logan. As a general partner, the Company is jointly and severally liable for liabilities concerning the actions of Palm Beach, Ocean and Logan.

           As of February 28, 1998, the Company has guaranteed the following amounts:

           Partnership               Amount            Description
           ----------------------------------------------------------------------------
           Palm Beach               $  62,000        (1) Equipment leased and leasehold
                                                         improvements; (2) Term loan

           Logan                    1,175,000            Equipment leased

           Ocean                    1,372,000            Equipment leased and leasehold
                                   ----------            improvements
                                   $2,609,000
                                   ==========

           Except for those items discussed above, and in the Company's latest Form 10-KSB for the year ended May 31, 1997, there are no existing material sources of liquidity available to the Company or material commitments for capital expenditures. There are no material trends, favorable or unfavorable, in the Company's capital resources. Management is unaware, except for those items discussed above and the review being conducted on the home health agency as discussed in Note 4, of any trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

           3.       Forward-looking Statements and Associated Risk
                    ----------------------------------------------

           This Form 10-QSB, specifically the Management's Discussion and Analysis, contains "Forward- looking Statements" within the meaning of the federal securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for "Forward-looking Statements." In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's "Forward-looking Statements." Among other things, the following factors that could cause actual results to differ materially include, but are not limited to, general economic conditions; competitive factors; changes in federal or state legislation governing the Company's operations, including the Medicare and Medicaid reimbursement climate; and an adverse determination in connection with the review being conducted concerning the Company's home health operations in Broward County.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION



  Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed during the nine months ended February 28, 1998.

                                   SIGNATURES




              In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              CANCER TREATMENT HOLDINGS, INC.





April 20, 1998        by:  /s/ Louis W. Boisvert, III
                           ---------------------------------
                           Louis W. Boisvert, III
                           Vice President of Finance and
                           Chief Financial Officer
                           (Principal Accounting Officer and Duly Authorized
                           Officer)