Form 10KSB
period 1998-05-31
CANCER TREATMENT HOLDINGS INC
filed 1998-09-14
CIK 832092

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended MAY 31, 1998.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934. For the transition period from .............to.............

                          Commission File No. 0-16964
                                              -------

                        CANCER TREATMENT HOLDINGS, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

            Nevada                                      87-0410907
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

    c/o Carol B. O'Donnell, Esq., 540 Joan Drive, Fairfield, CT 06430-2207
    ----------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  212-221-1340
                                                 ------------
Securities registered pursuant to
Section 12(b) of the Exchange Act: Common Stock, $.003 Par Value
                                   -----------------------------
                                   (Title of Each Class)

                                   -------------------------------------------
                                   (Name of Each Exchange on which Registered)

Securities Registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended May 31, 1998 were $15,915,731.

Trading of the Issuer's stock was suspended by AMEX .ECM in the fourth quarter of fiscal 1998 and the Issuer's stock was delisted in the first quarter of fiscal 1999. The aggregate market value of the voting stock held by non-affiliates computed by reference to the last quoted average high and low sales price of such stock on May 31, 1998, was $2,709,219. As of such date, the average high and low sales price was $.406.

The number of shares outstanding of the Issuer's common stock, par value $.003 per share, as of August 31, 1998, was 3,336,476.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents incorporated by reference:

Certain exhibits listed in Part III, Item 14 of this Annual Report on Form 10-KSB are incorporated by reference from the Registrant's Registration Statement on Form S-18, its Annual Reports on Form 10-K or 10-KSB for the 1990, 1992, 1995, and 1997 fiscal years, and its Current Report on Form 8-K dated May 29, 1998.

                        CANCER TREATMENT HOLDINGS, INC.

                       Form 10-KSB ANNUAL REPORT - 1998

                               TABLE OF CONTENTS

                                                                                                Page

PART I

                  Item 1.  Description of Business                                               3
                  Item 2.  Description of Property                                               5
                  Item 3.  Legal Proceedings                                                     5
                  Item 4.  Submission of Matters to a Vote of Security Holders                   5

PART II

                  Item 5.  Market for Common Equity and Related Stockholder Matters              5
                  Item 6.  Management's Discussion and Analysis of Plan of Operation             6
                  Item 7.  Financial Statements                                                  7
                  Item 8.  Changes In and Disagreements with Accountants on Accounting
                                          and Financial Disclosure                               7

PART III

                  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                                      Compliance with Section 16(a) of the Exchange Act          7
                  Item 10.  Executive Compensation                                               9
                  Item 11.  Security Ownership of Certain Beneficial Owners and Management       11
                  Item 12.  Certain Relationships and Related Transactions                       12
                  Item 13.  Exhibits and Reports on Form 8-K                                     12

SIGNATURES

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Business Development

         Until May 31, 1998, Cancer Treatment Holdings, Inc. ("CTH"), a Nevada corporation, through its subsidiaries (collectively, the "Company"), was primarily engaged in (i) providing home health, home infusion and nursing services, (ii) establishing and administering businesses for the ambulatory treatment of cancer using a variety of modalities, including radiation therapy and bone marrow transplantation, and (iii) providing management, consulting and billing and collection services for free standing radiation therapy centers (the "Centers").

         On April 30, 1998, CTH sold all of its interest in Leader Health Care Center, Inc. ("Leader") and Southern Cross Home Health, Inc. ("Southern Cross"), providers of home health and nursing services in Southeastern Florida. Leader also provided home infusion therapy and physical rehabilitation services. Leader and Southern Cross (excluding their cash , accounts receivable and accounts payable) were sold to an unrelated third party for a purchase price of $100,000.

         On May 31, 1998, CTH sold most of its operating subsidiaries and related assets, including cash, to Greenstar Holdings, Inc. ("Greenstar") and Homecare Holdings, Inc. ("Homecare"). Homecare purchased the home health operating companies, and Greenstar purchased most of the CTH operating subsidiaries. CTH retained a small management-services subsidiary (CTI Management Corporation) and an office condominium located in Hollywood, Florida with an estimated fair market value of $190,000. The purchase price paid to CTH was $2,810,000, of which $500,000 was placed in escrow and is to be released to CTH upon consummation of the transfer of two subsidiaries that are developing radiation therapy centers in Logan and Martinsburg, West Virginia. Certain regulatory approvals are being sought for the transfer of the West Virginia properties. CTH believes that the regulatory approvals required for the transfers will be received on or about September 30, 1998.(1) The Buyers also assumed certain liabilities and guarantees of CTH, including the payment of $500,000 owed by CTH to its Chief Executive Officer.

         The Board of Directors of CTH believes that the sale of the Company's assets was in the best interests of, and was fair to, CTH stockholders. The health care industry, including the segments of home health, home nursing and cancer treatment, is very competitive. In home health, the Company was competing against many other certified home health agencies offering the exact same type of services as the Company's home health operation. In addition, the Company competed against hospitals, national specialized home care providers and other independent home care companies which have their own home health operations. In cancer treatment, the Company faced substantial competition from local hospitals, other free-standing treatment facilities, private physicians and publicly and privately owned companies for patients.

         During fiscal 1998, CTH was also subject to current regulatory scrutiny of the home health industry and, in particular, the industry in South Florida. The Company was randomly selected for an on-site review of its Medicare policies, procedures and medical records related to its Medicare certified home health agency in District 10, Broward County, Florida. The review was being conducted by representatives of the Health Care Finance Administration, the Office of Audit of the Office of the Inspector General for the Department of Health and Human Services and the Florida Agency for Health Care Administration. The preliminary results of the review were made available in late May 1998 and resulted in an assessment for amounts allegedly overpaid by the Medicare system which, if not successfully appealed, could have had a material adverse impact upon the Company's financial condition and results of operation.


-----------------
(1) If such approvals are not received by September 30, 1998 or an extension date to be agreed upon, then the escrowed funds will be returned to Greenstar and CTH will retain ownership of the two subsidiaries.

         Effective June 1, 1998, the Company's home health operation was to be subject to new reimbursement rates under a proposed "interim payment system." The Company believed that this new system would have significantly decreased its Medicare reimbursement rates.

         Louis Boisvert, III, CTH's former Chief Financial Officer, resigned from CTH in advance of the closing of the sale. Mr. Boisvert is the principal shareholder and chief executive officer of Homecare.

         Business of the Issuer

         Subject to the transfer of the two West Virginia subsidiaries of CTH upon receiving the required regulatory approvals on or about September 30, 1998, the business of CTH will be limited to maintaining its properties and to considering proposals presented to CTH regarding the use of the funds for items that may include future operations, liquidation and distribution of the funds as available to be distributed consistent with CTH's obligations under the Purchase Agreement, and other proposals that may come before it regarding the use of the proceeds of the sale.

         Under the Purchase Agreement, CTH's potential liability for breach of covenants, representations and warranties to the Buyers will terminate on May 31, 1999. CTH's aggregate potential liability thereunder is limited to $1.5 million until November 30, 1998 and $750,000 thereafter until May 31, 1999, after which there is no liability. CTH must retain assets of $1.5 million ($500,000 in cash) until November 30, 1998, and $750,000 ($375,000 in cash)
thereafter until May 31, 1999.

         West Virginia Properties

         CTH has been attempting to establish radiation therapy centers through wholly-owned subsidiaries of the Company or through partnerships with hospitals or unaffiliated investors. Radiation therapy is most often used in the treatment of cancer. Traditionally, medical services such as radiation therapy were provided by general acute care hospitals. There is a trend, however, toward more specialized providers of medical services in free-standing, non-hospital based facilities. To the extent that the centers are not burdened with the overhead and expenses of a complete health care facility, they may be able to offer their services at lower costs than those incurred by hospitals.

         Over the past several years, the Company had been developing radiation therapy centers in Logan and Martinsburg, West Virginia. The Company believes that the centers in each location may become operational during fiscal 1999, subject to certain conditions.

         The establishment and operation of the Company's businesses are subject to federal and state laws. These laws may include statutes and regulations governing state Certificate of Need ("CON") Programs, the licensure of health care facilities, services and equipment, and physician investments and compensation arrangements in health care entities to which they refer patients.

         Certificate-of-Need ("CON") programs most often control and regulate the construction of health care facilities, the acquisition of health care facilities and the purchasing of medical equipment. Although such programs vary from state to state, generally an entity must obtain a CON before constructing a health care facility, acquiring major medial equipment or providing certain services. Normally, a grant of a CON is based on various criteria relating to need, giving consideration to the extent to which facilities, equipment or services are available to a specified geographical area and the population of such area. The Company's present businesses are either exempt from the requirement of obtaining a CON or have been granted a CON in that particular state or location. The Company has been granted CONs for the anticipated centers in Logan and Martinsburg. Approval of the transfer of the CONs to the buyers of the West Virginia properties is required.

         As stated above, the Buyers have placed $500,000 in escrow for the purchase of the West Virginia properties. Monthly costs attributable to the properties approximate $15,500, which is reimburseable (up to an aggregate of $100,000) to CTH by the Buyers upon consummation of the sale. If the required regulatory approvals for the transfer of the two West Virginia subsidiaries of CTH to the Buyers is not obtainable, CTH believes that it will be able to sell the subsidiaries to another buyer or buyers for the same consideration.

         Miscellaneous

         CTH was below the American Stock Exchange's listing guidelines. As a result, CTH was delisted from the American Stock Exchange and is prepared to commence trading in the over the counter market published by the National Quotation Bureau, LLC.

         The only remaining employees of CTH include Ullrich Klamm, Ph.D. and Carol O'Donnell, President and Secretary, respectively. CTH's principal office is maintained at c/o Carol B. O'Donnell, Esq., 540 Joan Drive, Fairfield, CT 06320-2207, and the phone number of the Company is (212) 221-1340.


ITEM 2.  DESCRIPTION OF PROPERTY.

         CTH's property consists of cash, which is maintained on deposit or invested at Nations Bank, and a 3,500 square foot commercial condominium unit located in Hollywood, Florida. The commercial condominium is owned free and clear of any mortgages and is leased to a third party on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS.

         While the Company is named as a party to actions in several proceedings, the Company does not consider any of the proceedings to be material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended May 31, 1998 to a vote of security holders of the Company through the solicitation of proxies or otherwise.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Common Stock

         The Company's Common Stock commenced trading on the American Stock Exchange Emerging Company Marketplace ("AMEX.ECM") on March 18, 1992, under the symbol "CTH.EC," and ceased trading on the Exchange during the fourth quarter of fiscal 1998. There is currently no public trading market for the Company's Common Stock. The quotations set forth below do not necessarily represent actual transactions and do not reflect retail mark ups, mark downs or commissions.

         The following table sets forth for the fiscal periods indicated the high and low reported sales price for the Company's Common Stock on the AMEX.ECM System.

                                   Fiscal Years Ended May 31,
                              1998                           1997
                       -------------------            -------------------

---------------- -------------- -------------- --------------- --------------
Quarter          High           Low            High            Low
---------------- -------------- -------------- --------------- --------------
1st Quarter      1-9/16         1-9/16         3-3/16          1-13/16
---------------- -------------- -------------- --------------- --------------
2nd Quarter      1-1/4          1-1/8          2-1/2           1-5/8
---------------- -------------- -------------- --------------- --------------
3rd Quarter      15/16          13/16          2-1/16          1-1/4
---------------- -------------- -------------- --------------- --------------
4th Quarter      7/16           3/8            1-7/8           1-1/16
---------------- -------------- -------------- --------------- --------------

         As of August 31, 1998, the Company's Common Stock was held by 228 shareholders of record. In addition, the Company believes that there are an additional 1,000 holders of its Common Stock who hold the shares in "street name."

         In fiscal 1998, the Company paid no dividends on its Common Stock nor does it anticipate paying cash dividends on its Common Stock in the foreseeable future. In the event that the Company changes this policy, future payment of dividends on its Common Stock would depend, among other things, upon the operations and financial condition of the Company.

         The Company has not sold any of its securities within the past three years.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis provides information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

         On May 20, 1998, the Company entered into a purchase agreement (the "Agreement") with Greenstar Holdings, Inc. (the "Buyer") to sell most of the assets and liabilities of the Company to the Buyer or its assignee. The Company agreed to sell most of the assets and liabilities of the Company to the Buyer for a purchase price of $3,000,000, of which $2,810,000 was to be paid by the Buyer in cash. The Company agreed to retain a commercial condominium with an estimated value of $190,000 as payment for the balance of the purchase price.

         The sale was broken into two components due to the sale of certain assets of the Company being subject to regulatory approval prior to closing. Those assets include ownership interests in two radiation therapy centers currently under development in Logan and Martinsburg, West Virginia (the "Deferred Assets"). Of the $2,810,000 cash portion of the purchase price, $500,000 was placed into escrow pending receipt of the required regulatory approvals. The Company has applied for regulatory approval for the sale of the Deferred Assets and anticipates that the closing of this portion of the transaction will occur on or about September 30, 1998 or an extension date to be agreed upon. If the regulatory approvals are not obtained on or about September 30, 1998, the $500,000 will be returned to the Buyer, and the Company will retain the Deferred Assets.

         The Company closed on the sale of most of its assets and liabilities which were not subject to regulatory approval on May 29, 1998. The home health operations were sold to Homecare Holdings, Inc., an assignee of the Buyer, and all other operations were sold to the Buyer. In connection with the transaction, the Company recorded a receivable for a portion of the purchase price in the amount of $2,160,000 as of May 31, 1998. Such amounts were received by the Company on June 3, 1998.

         The Company recorded a loss on the sale of its assets of approximately $933,000. Included in this loss is a loss on the sale of Leader and Southern Cross of approximately $100,000 and costs associated with the transaction relating to the Agreement of $260,000. The loss does not reflect the gain the Company expects to record in its second or third quarter of fiscal 1999 of approximately $464,000 related to the sale of the Deferred Assets.

         The Company's Board of Directors intends to consider proposals presented to the Company regarding the proceeds received pursuant to the Agreement. Such proposals may include future operations, liquidation and distribution of such amounts received, subject to the contingent liability under the Agreement, described below, and other proposals that may come before it regarding the use of proceeds of the sale.

         The Company owns a 3,500 square foot commercial condominium in Hollywood, Florida. The condominium is rented to a third party on a month to month basis, and the Company currently generates net rental income in the amount of $3,800 per month. The Company may sell the condominium, which it values to be worth approximately $190,000.

         The Company, through a wholly-owned subsidiary, provides consulting services rendered by its President for which it expects to receive $150,000 annually in fees over the subsequent seven years.

Liquidity and Capital Resources

         The cash received by the Company associated with consummation of the transaction contemplated by the Agreement and the Company's rental and consulting fee income has been invested in the Nations Prime Money Market maintained at Nations Bank.

         Under the Agreement, the Company has a contingent liability to the Buyer for a period of one year from the date of closing for certain representations, warranties, indemnities and covenants, as defined in the Agreement. The Company's aggregate liability for the period from the date of closing to six months from the closing shall not exceed $1,500,000 and for the period from six months from the closing to one year from the closing shall not exceed $750,000. In connection with this contingent liability, the Company is required, pursuant to the Agreement, to retain assets in the amount of $1,500,000, of which $500,000 shall be in cash and cash equivalents, for the period from the date of closing to six months from the closing, and assets in the amount of $750,000, of which $375,000 shall be in cash and cash equivalents, for the period from six months from the closing to one year from the closing.

         As a general partner, the Company is jointly and severally liable for the liabilities concerning the actions of the Logan partnership and has guaranteed certain liabilities of these partnerships amounting to $1,151,000 at May 31, 1998. In this connection, the Company could be held responsible for any and all liabilities arising from the actions of such partnership.

         Except for those items discussed above, there are no existing material sources of liquidity available to the Company or material commitments for capital expenditures. There are no material trends, favorable or unfavorable, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by Item 7 are included in this report beginning on page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.


                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names of the directors, their principal occupations, the years in which they became directors and the years in which their terms expire are set forth below.

                                                                                                 Director           Term
Name                                Age              Principal Occupation                        Since              Expires
----                                ---              --------------------                        -----              -------
Jack W. Buechner                    58               Attorney at the Washington,                 1993                  1998
                                                     D.C. law firm of Manatt Phelps
                                                     Phillips.  Previously, general
                                                     counsel to the governmental
                                                     consulting firm of Linton,
                                                     Mields, Reisler and Cottone in
                                                     Washington, D.C., a partner in
                                                     The Hawthorn Group, L.L.C. in
                                                     Arlington, Virginia, and
                                                     President of the International
                                                     Republican Institute, a founda-
                                                     tion that promotes democracy
                                                     in foreign countries.  From 1986
                                                     to 1990, a United States
                                                     Representative from the
                                                     State of Missouri.

Ullrich Klamm, Ph.D.                59               Chairman of the Board, Chief                1993                  1999
                                                     Executive Officer, President and
                                                     a Director.  Since 1987,
                                                     President and a Director of
                                                     Hospital Diagnostic Equipment
                                                     Corp. ("HDEC"), a private
                                                     company that owns and
                                                     operates high technology
                                                     medical diagnostic equipment,
                                                     primarily in rural areas.

John C. Mull, M.D.                  64               Partner, Hutchinson Clinic,                 1994                  1999
                                                     P.A., a medical practice
                                                     since 1967. Director,
                                                     Central Bank & Trust Co.
                                                     from 1972 to present.

John P. Rosenthal                   65               Senior Vice President of                    1993                  1998
                                                     Burnham Securities, Inc. since
                                                     February 1991.  From 1972 to
                                                     1991, senior partner of
                                                     Silberberg, Rosenthal & Co., an
                                                     investment banking firm.
                                                     Director of the Neuberger &
                                                     Berman Equity Funds.

Salvatore P. Russo,                 68               Health care consultant in                   1994                  1997
         Ph.D.                                       Boston, MA since 1993.  From
                                                     1974 until 1993,
                                                     Administrator of the
                                                     Shriners Burns Institute
                                                     in Boston, MA,
                                                     specializing in children
                                                     with severe burns.

            Executive Officers of the Company and Company Subsidiary
                             Who Are Not Directors

Carol B. O'Donnell                  41                Secretary of the Company
                                                      since November 1994. For
                                                      more than five years prior
                                                      thereto, Ms. O'Donnell was
                                                      self-employed as an
                                                      attorney specializing in
                                                      the practice of corporate
                                                      and securities law.

         During the fiscal year ended May 31, 1998, the Board of Directors held nine formal Board meetings. Each Director of the Company attended more than 75 percent of the meetings of the Board of Directors held during the period when such individual was a Director.

         The Company does not have any standing nominating committee of the Board of Directors.

         The Company has an audit committee of the Board of Directors of which Mr. Buechner, Dr. Mull and Mr. Rosenthal are members. The audit committee performs various functions involving the supervision of the Company's financial affairs, including reviewing the Company's annual audits and overseeing its internal control procedures. During the fiscal year ended May 31, 1998, four meetings of the audit committee were held and each member attended at least 75 percent of said meetings.

         The Company has a compensation committee of the Board of Directors of which Dr. Mull, Mr. Rosenthal and Dr. Russo are members. During the fiscal year ended May 31, 1998, one meeting of the compensation committee was held and each member attended at least 75 percent of said meeting.

         The Company also has an executive committee of the Board of Directors of which Mr. Buechner, Dr. Klamm and Mr. Rosenthal are currently members. The executive committee is empowered to act on behalf of the Board between Board meetings as well as serve as the compensation committee. During the fiscal year ended May 31, 1998, no meetings of the executive committee were held.

         To the best of the Company's knowledge, during the fiscal year ended May 31, 1998 or prior years, no person who was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the registrant registered pursuant to Section 12, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended May 31, 1998, 1997, and 1996 to the Company's Chief Executive Officer and to each of the other most highly compensated Executive Officers of the Company whose aggregate compensation exceeded $100,000 in the fiscal year ended May 31, 1998.

                          Summary Compensation Table

                                         Annual Compensation                               Long-Term Compensation
                                    -----------------------------               ------------------------------------------
(a)                                 (b)     (c)      (d)      (e)               (f)         (g)               (h)      (i)
                                                              Other             Restricted  Securities
                                                              Annual            Stock       Underlying        LTIP     All Other
Name                                Year    Salary   Bonus    Compensation      Award(s)    Option/SARs       Payouts  Comp.
                                            ($)      ($)      ($)               (#)         (#)               ($)      ($)
                                            ---      ---      ---               ---         ---               ---      ---

Ullrich Klamm, Ph.D.                1998    129,153  -        26,600            -           500,000           -        -
         Chairman of the Board,     1997    115,250  -        26,400            -           416,667           -        -
         Chief Executive Officer,   1996    108,848  30,000   25,400            -           333,334           -        -
         President

Louis W. Boisvert, III              1998    116,385  -        -                 -           60,000            -        -
         Chief Financial Officer    1997    110,000  -        -                 -           45,000            -        -
         and Vice President         1996    100,000  25,000   -                 -           35,000            -        -
         of Finance

Thomas F. Mazzei                    1998    150,000  -        6,000             -           60,000            -        -
         President of Home Health   1997    150,000  -        6,000             -           60,000            -        -
         Division                   1996    -        -        -                 -           -                 -        -

Tina M. Kovach                      1998    150,000  -        6,000             -           60,000            -        -
         Director of Clinical       1997    150,000  -        6,000             -           60,000            -        -
         Services                   1996    -        -        -                 -           -                 -        -

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option Values

         The following table sets forth information concerning the value of unexercised stock options at the end of the 1998 fiscal year for the persons named in the Summary Compensation Table.

(a)               (b)                       (c)               (d)                                (e)
                                                              Number of Securities
                                                              Underlying Unexer-                 Value of Unexercised
                  Shares                    Value             cised Options at                   In-The-Money Options at
                  Acquired                  Realized          Fiscal Year End                    Fiscal Year End ($)
Name              on Exercise(#)            ($)               Exercisable/Unexercisable          Exercisable/Unexercisable
----              --------------            ---               -------------------------          -------------------------

Ullrich
  Klamm, Ph.D.             0                0                 500,000/0                                   0/0

Louis W.
  Boisvert, III            0                0                 60,000/0                                    0/0

Thomas F. Mazzei           0                0                 30,000/30,000                               0/0

Tina M. Kovach             0                0                 30,000/30,000                               0/0


Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         Pursuant to an employment contract with the Company, Dr. Klamm receives base compensation of $129,153 and may be terminated "at will." Carol
B. O'Donnell also serves as secretary of the Company on an "at will" basis.

Compensation of Directors

         All Directors, except Dr. Klamm, are paid directors' fees of $500 per meeting attended and are reimbursed for all out-of-pocket expenses incurred in connection with their duties as directors.

         On February 12, 1993, the Board of Directors approved the grant of stock options to non-employee directors as follows: on June 1 of each year commencing in 1993 each non-employee director will be granted fully-vested options to purchase 2,500 shares of the Company's Common Stock at the closing price on that date, exercisable for a period of five years. On August 31, 1994, the Board of Directors approved the grant of stock options to non-employee directors elected at or after the Annual Meeting of Shareholders held on November 14, 1994 to purchase 2,500 shares upon their election, and an additional 2,500 shares on each anniversary thereafter while such director continues to serve the Company as such, with a maximum of 10,000 shares to be granted to any director during the term of his office. The exercise price of each option is the fair market value of the Common Stock on the date the options are granted, with an option expiration date of five years after the date of grant or the date on which a director ceases to serve as such, whichever is sooner.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth, as of September 1, 1998, the number of shares of the Company's Common Stock held of record or beneficially by (i) each person who held of record or was known by the Company to be the beneficial owner of more than 5 percent of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Company's named executive officers, directors and nominees for director and (iv) all executive officers and directors of the Company as a group.

                                   Number of Shares                Percent of
Name of                            of Common Stock                     Shares
Beneficial Owner                  Beneficially Owned(1)       Outstanding (2)
----------------                  ---------------------       ---------------
Ullrich Klamm, Ph.D.                      564,000 (3)                   14.7%

Stanley L. Malkin, M.D.                   278,000 (4)                    7.8%

Jack W. Buechner                           10,000 (5)                     *

John C. Mull, M.D.                        117,500 (6)                    3.5%

John P. Rosenthal                          86,289 (7)                    2.6%

Salvatore P. Russo, Ph.D.                   8,500 (8)                     *

All officers and directors
 as a group (7 persons)                   786,289 (9)                   22.2%

*       Represents less than 1% of the outstanding Company Common Stock.

-----------------

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such persons within 60 days from September 1, 1998, upon the exercise of options or warrants. Except as otherwise indicated, the nature of the beneficial ownership is record and direct.

(2) Each beneficial owner's percentage ownership is determined by assuming that options or warrants held by such person (but not those held by any other persons) and which may be exercised within 60 days from September 1, 1998 have been exercised.

Footnotes continue on next page

Footnotes continued from prior page:

(3) Consists of 500,000 shares subject to presently exercisable options, 50,000 shares owned individually and 14,000 shares owned by an affiliated corporation.

(4) Consists of 250,000 shares subject to presently exercisable options, 14,000 shares owned individually and 14,000 shares owned through an affiliated corporation.

(5)      Includes 10,000 shares subject to presently exercisable options.

(6)      Includes 7,500 shares subject to presently exercisable options.

(7) Includes 19,000 shares subject to presently exercisable warrants and 10,000 shares subject to presently exercisable options.

(8)      Includes 7,500 shares subject to presently exercisable options.

(9) Includes shares issuable upon exercise of presently exercisable warrants and options, as described in the Notes above. No securities are beneficially owned by Carol Befanis O'Donnell.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dr. Klamm's original employment contract was scheduled to expire on February 1, 2001 and provided for a fee of $500,000 (the "Fee") if it were terminated by the Company without cause prior to that date. As a result of the transaction involving the sale of most of the Company's assets and liabilities to Greenstar Holdings, Inc. ("Greenstar") and Homecare Holdings, Inc. ("Homecare"), as described in Part I, Item 1 hereof, Dr. Klamm was paid the Fee by Greenstar in exchange for removing this clause from his contract and, consequently, he serves on an "at will" basis.

         Louis Boisvert, III, the Company's former Chief Financial Officer, is the principal shareholder and chief executive officer of Homecare. As set forth in Part I, Item 1 hereof, Homecare purchased the home health operating companies from the Company as of May 31, 1998. Mr. Boisvert resigned from the Company in advance of the closing of sale.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Financial Statements and Exhibits

                  Financial Statements

                  The consolidated financial statements of the Company and its subsidiaries filed as a part of this Annual Report on Form 10-KSB are listed in Item 7 of this Annual Report on Form 10-KSB, which listing is hereby incorporated herein by reference.

                  Exhibits

                  Exhibit No.       Description of Items
                  -----------       --------------------

                  3.1               Articles of Incorporation of the Company
                                    (as amended) (1)

                  3.2               By-Laws (2)

                  10.1              Employment contract between CTH and
                                    Ullrich Klamm, Ph.D (3)

                  10.2 Consulting Agreement between Oncology Services Corporation and its affiliates, and Cancer Treatment Holding, Inc., dated January 1, 1995 (4)

                  10.3 Loan and Security Agreement between Med Tech Funding Corporation and
                                    COPELCO/American Healthfund, Inc. (5)

                  10.4 Purchase Agreement among Greenstar Holdings, Inc., Cancer Treatment Holdings, Inc. and Advanced Oncology Services, Inc. dated May 1998. (6)

                  21.1 Subsidiaries of the Registrant: CTI Management Corp., a Delaware corporation.

                  (1) Incorporated by reference to Form S-18 as filed with the Securities and Exchange Commission on April 14, 1988, File No. 33-21269-A.

                  (2) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended May 31, 1992, as filed with the Securities and Exchange Commission on August 28, 1992.

                  (3) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended May 31, 1995, as filed with the Securities and Exchange Commission on August 25, 1995.

                  (4) Incorporated by reference to the Registrant's Amendment No. 1 to Form S-3 as filed with the Securities and Exchange Commission on February 13, 1995.

                  (5)               10-KSB - 1996.

                  (6) Incorporated by reference to the Registrant's Form 8-K dated May 29, 1998, as filed with the Securities and Exchange Commission on June 11, 1998.

         (b)      Reports on Form 8-K filed during the three months ended
                  May 31, 1998.

                  There were no reports on Form 8-K filed during the three months ended May 31, 1998.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 11, 1998              CANCER TREATMENT HOLDINGS, INC.

                                      By: /s/ Ullrich Klamm, Ph.d
                                          ------------------------------------
                                          Ullrich Klamm, Ph.D.
                                          Chairman and Chief Executive Officer

                                  SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                     Position                     Dated
----------                     --------                     -----

/s/ Ullrich Klamm, Ph.d        Chairman of the Board        September 11, 1998
--------------------------     Chief Executive Officer
Ullrich Klamm, Ph.D

/s/ Carol O'Donnell            Chief Financial Officer      September 11, 1998
--------------------------     and Secretary
Carol O'Donnell

/s/ Salvatore Russo, Ph.D.     Director                     September 11, 1998
--------------------------
Salvatore Russo, Ph.D.

/s/ Jack Mull, M.D.            Director                     September 11, 1998
--------------------------
Jack Mull, M.D.

/s/ Jack W. Buechner           Director                     September 11, 1998
--------------------------
Jack W. Buechner

/s/ John P. Rosenthal          Director                     September 11, 1998
--------------------------
John P. Rosenthal

                         CANCER TREATMENT HOLDINGS, INC.

                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEARS ENDED MAY 31, 1998 AND 1997

Table of Contents
                                                                  Pages

 Report of Independent Accountants                                F-1

 Consolidated Financial Statements:

     Balance Sheets                                               F-2

     Statements of Discontinued Operations                        F-3

     Consolidated Statements of Stockholders' Equity              F-4

     Statements of Cash Flows                                     F-5-6

     Notes to Consolidated Financial Statements                   F-7-20

                       Report of Independent Accountants

September 4, 1998

To the Board of Directors and
Stockholders of Cancer Treatment Holdings, Inc.
Fairfield, Connecticut

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of discontinued operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cancer Treatment Holdings, Inc. and its subsidiaries at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

On May 29, 1998, the Company sold most of its assets and liabilities. As a result, the Board of Directors intends to consider proposals presented to the Company with respect to future operations, liquidation and distribution of such amounts received from the sale, subject to the contingent liabilities under the Agreement, and other proposals that may come before it regarding the use of such amounts.

/s/ PricewaterhouseCoopers LLP

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of May 31, 1998 and 1997

                                  ASSETS                               1998           1997
                                                                   -----------    -----------
Cash and cash equivalents                                          $   150,516    $ 1,324,745
Receivable from Greenstar Holdings, Inc. (Note 2)                    2,160,000             --
Accounts receivable, net of allowance for doubtful accounts
    of approximately $101,000 in 1997                                       --      3,076,429
Current portion of long-term notes receivable, net of a
    discount of $27,357 in 1997                                             --        466,217
Income taxes receivable                                                     --        227,369
Assets held for sale, net (Note 7)                                      36,104             --
Other current assets                                                        --        296,602
                                                                   -----------    -----------

      Total current assets                                           2,346,620      5,391,362

Long-term notes receivable, net of current portion and a
    discount of $33,415 in 1997                                             --      1,123,378
Property and equipment, net                                            190,290        968,331
Investments in and advances to partnerships and ventures                    --      1,072,944
Intangible assets, net                                                      --        844,868
Other assets                                                                --        133,148
                                                                   -----------    -----------

      Total assets                                                 $ 2,536,910    $ 9,534,031
                                                                   ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                                  $        --    $   207,309
Accounts payable and accrued expenses                                  260,000        387,251
Accrued payroll and related benefits                                        --        452,562
                                                                   -----------    -----------

      Total current liabilities                                        260,000      1,047,122

Long-term debt, net of current portion                                      --      2,124,611
Deferred income taxes                                                       --        107,400
                                                                   -----------    -----------

      Total liabilities                                                260,000      3,279,133
                                                                   -----------    -----------

Commitments and contingencies (Notes 2 and 10)

Stockholders' equity:
    Common stock; $.003 par value, 50,000,000 shares authorized,
        3,495,760 shares issued                                         10,487         10,487
    Capital in excess of par value                                   5,163,105      5,163,105
    (Accumulated deficit) retained earnings                         (2,616,601)     1,361,387
                                                                   -----------    -----------

                                                                     2,556,991      6,534,979

    Treasury stock: 159,284 shares, at cost                           (280,081)      (280,081)
                                                                   -----------    -----------

      Total stockholders' equity                                     2,276,910      6,254,898
                                                                   -----------    -----------

      Total liabilities and stockholders' equity                   $ 2,536,910    $ 9,534,031
                                                                   ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS for the years ended May 31, 1998 and 1997

                                                                  1998            1997
                                                              ------------    ------------
Net patient service revenues                                  $ 14,405,601    $ 15,543,649
Other revenues                                                   1,510,130       1,408,387
                                                              ------------    ------------

      Total revenues                                            15,915,731      16,952,036
                                                              ------------    ------------

Operating expenses:
    Direct cost of patient services
        (primarily payroll and contracted medical services)      6,848,633       9,241,194
    General and administrative                                  10,073,350       7,456,988
    Depreciation and amortization                                1,325,980         418,911
                                                              ------------    ------------

      Total operating expenses                                  18,247,963      17,117,093
                                                              ------------    ------------

Operating loss                                                  (2,332,232)       (165,057)

Interest expense                                                  (518,597)       (354,585)
Loss on sale of assets                                            (932,972)              0
Equity in loss of partnerships                                    (450,466)        (67,458)
Minority interest                                                  162,679               0
                                                              ------------    ------------

Loss before income taxes                                        (4,071,588)       (587,100)

Income tax benefit                                                  93,600         255,000
                                                              ------------    ------------

Net loss                                                      $ (3,977,988)   $   (332,100)
                                                              ============    ============

Basic and diluted per share data:

    Net loss per share                                        $      (1.19)   $      (0.10)
                                                              ============    ============

    Weighted average number of shares outstanding             $  3,336,476    $  3,336,476
                                                              ============    ============

See accompanying Notes to Consolidated Financial Statements.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended May 31, 1998 and 1997

                                                                     Retained
                                 Common Stock          Capital       Earnings                       Total
                           -------------------------  in Excess    (Accumulated     Treasury     Stockholders'
                             Shares        Amount       of Par       Deficit)        Stock          Equity
                           -----------   -----------  -----------  --------------  -----------   -------------
 Balance, May 31, 1996       3,495,760   $   10,487   $5,163,105   $   1,693,487   $ (280,081)   $  6,586,998

 Net loss                          --            --           --       (332,100)           --       (332,100)
                           -----------   -----------  -----------  --------------  -----------   -------------

 Balance, May 31, 1997       3,495,760       10,487    5,163,105       1,361,387     (280,081)      6,254,898

 Net loss                          --            --           --     (3,977,988)           --     (3,977,988)
                           -----------   -----------  -----------  --------------  -----------   -------------

 Balance, May 31, 1998       3,495,760   $   10,487   $5,163,105   $ (2,616,601)   $ (280,081)   $  2,276,910
                           ===========   ===========  ===========  ==============  ===========   =============

See accompanying Notes to Consolidated Financial Statements.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 1998 and 1997

                                                                                  1998            1997
                                                                              ------------    ------------
Cash flows from operating activities:
    Net loss                                                                  $ (3,977,988)   $   (332,100)
                                                                              ------------    ------------
    Adjustments to reconcile net loss to cash used in operating activities:

      Accretion of discount on notes receivable                                    (27,857)        (89,918)
      Depreciation and amortization                                              1,325,980         418,911
      Unrecoverable capitalized costs and loss on sale of assets                   932,972          37,292
      Non cash charge related to partnership advances                              200,000              --
      Equity in loss of unconsolidated partnerships                                450,466          67,458
      Deferred tax expense                                                        (107,400)        (33,000)
      Change in operating assets and liabilities, net of acquisitions and dispositions:
         Accounts receivable                                                        25,360          35,085
         Income taxes receivable                                                   227,369        (227,369)
         Assets held for sale                                                      (36,104)             --
         Other current and non-current assets                                      110,186          76,861
         Accounts payable, accrued expenses, and accrued
             payroll and related benefits                                          671,382        (281,426)
         Income taxes payable                                                           --        (254,000)
                                                                              ------------    ------------

            Net cash used in operating activities                                 (205,634)       (582,206)
                                                                              ------------    ------------

Cash flows from investing activities:
    Collections of notes receivable                                                720,002         371,427
    Payments from Partnerships on advances                                              --         203,491
    Investments in Partnerships and ventures                                      (159,395)       (560,838)
    Acquisition of property and equipment                                          (45,757)        (81,038)
    Cash received from sale of business                                            170,000              --
                                                                              ------------    ------------

            Net cash provided by (used in) investing activities                    684,850         (66,958)
                                                                              ------------    ------------

Cash flows from financing activities:
    Repayments of long-term debt, including revolving
        credit agreements                                                      (11,125,263)    (12,666,162)
    Borrowings for long-term debt, including revolving
         credit agreements                                                       9,471,818      13,774,806
                                                                              ------------    ------------

            Net cash (used in) provided by financing activities                 (1,653,445)      1,108,644
                                                                              ------------    ------------

Net (decrease) increase in cash and cash equivalents                            (1,174,229)        459,480

Cash and cash equivalents at beginning of year                                   1,324,745         865,265
                                                                              ------------    ------------

Cash and cash equivalents at end of year                                      $    150,516    $  1,324,745
                                                                              ============    ============

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued for the years ended May 31, 1998 and 1997

                              1998       1997
                            --------   --------
Supplemental disclosures:
    Interest paid           $518,500   $351,000
    Income taxes paid       $     --   $259,000

Non-cash financing and investing activities:

         In 1998, the Company sold substantially all of its assets and liabilities. In connection with the transaction, the Company recorded a receivable for a portion of the purchase price, in an amount of $2,160,000 (see Note 2).

         In 1998, the Company financed the acquisition of certain equipment through a capital lease agreement, under which the Company recorded capital lease obligations of $1,151,082 (see Note 7).

         In 1997, the Company contributed a receivable of $130,000 due from its 50% owned partnership, as an additional investment in the partnership.

         In 1997, the Company sold a note receivable installment obligation obtained in prior years as a result of the sale of a radiation center to a third party for $825,000. The installment obligation had a carrying value of $838,463 at the date of sale.

See accompanying Notes to Consolidated Financial Statements.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Business:

         Cancer Treatment Holdings, Inc. ("CTH"), a Nevada corporation, through its subsidiaries (collectively, the "Company"), was, until May 31, 1998 (See Note 2), engaged in (i) providing home health, home infusion and nursing services, (ii) establishing and administering businesses for the ambulatory treatment of cancer using a variety of modalities, including radiation therapy and bone marrow transplantation, and (iii) providing management/consulting and billing and collection services for free-standing radiation therapy centers.

         In home health and nursing services, the Company owned and operated Leader Health Care Center, Inc. ("Leader"). Leader owned 100% of the equity interest of both Med Tech Services of South Florida, Inc. and Med Tech Services of Palm Beach, Inc. (collectively, "Med Tech") and Southern Cross Home Health, Inc. ("Southern Cross"). Leader, Med Tech and Southern Cross are providers of home health and nursing services in Southeastern Florida. Leader also provides home infusion therapy and physical rehabilitation services (See Note 2).

         In radiation therapy, the Company provided management/consulting as well as billing and collection services for various facilities that were either owned by the Company (one facility at May 31, 1997) or previously owned by the Company (four facilities at May 31, 1997).

2.       Sale of Operations and Future Plans:

         On May 20, 1998, the Company entered into a purchase agreement (the "Agreement") with Greenstar Holdings, Inc. (the "Buyer") to sell substantially all of the assets and liabilities of the Company to the Buyer or its assignee. The Company agreed to sell most of the assets, including the agreements described in Note 4, and liabilities of the Company to the Buyer for a purchase price of $3,000,000. The Company and the Buyer subsequently negotiated a reduction in the purchase price in the amount of $190,000 and in return, the Company retained ownership of a commercial condominium. The sale was broken into two components due to the sale of certain assets of the Company being subject to regulatory approval prior to closing. The assets requiring regulatory approval prior to sale include certain ownership interests in two centers under development that, upon completion, will provide radiation therapy services (collectively referred to as the "Deferred Assets"). The two centers are located in Martinsburg and Logan, West Virginia. The Agreement provides that $500,000 of the $2,810,000 purchase price would be placed in escrow by the Buyer. Such amount was placed in escrow on June 3, 1998. If such regulatory approvals are not obtained on or prior to September 30, 1998 or an agreed extension date, such amount will be returned to the Buyer.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.       Sale of Operations and Future Plans, Continued:

         The Company closed on the sale of substantially all of the assets and liabilities not subject to regulatory approval on May 29, 1998. The Company sold the home health operations to Homecare Holdings, Inc., an assignee of the Buyer, and all other operations were sold to the Buyer. In connection with the transaction, the Company recorded a receivable for a portion of the purchase price in the amount of $2,160,000 as of May 31, 1998. Such amounts were received by the Company on June 3, 1998.

         The Company has applied for regulatory approval for the sale of the Deferred Assets and anticipates that the closing of this portion of the transaction will occur on or about September 30, 1998. As a result, the Company has classified the Deferred Assets as "Assets held for sale, net" at May 31, 1998 (See Note 7). Had the sale of the Deferred Assets been completed prior to May 31, 1998, the loss on the sale of assets for the year ended May 31, 1998 would have been $469,000.

         Under the Agreement, the Company has a contingent liability to the Buyer for a period of one year from the date of closing for certain representations, warranties, indemnities and covenants, as defined in the Agreement. The Company's aggregate liability for the period from the date of closing to six months from the closing shall not exceed $1.5 million and for the period from six months from the closing to one year from the closing the aggregate liability shall decrease to an amount not to exceed $750,000. In connection with this contingent liability, the Company is required, pursuant to the Agreement, to retain assets in the amount of $1.5 million, of which $500,000 shall be in cash and cash equivalents, for the period from the date of closing to six months from the closing, and assets in the amount of $750,000, of which $375,000 shall be in cash and cash equivalents, for the period from six months from the closing to one year from the closing.

         In April 1998, the Company sold all of its interest in Leader (except its interest in Med Tech) and Southern Cross for an aggregate price of $100,000 of which $20,000 was paid in cash at closing and the balance was evidenced by promissory notes bearing interest at 10% annually. The notes are due in 10 months from the closing. In connection with the transaction, the Company retained the cash, and accounts receivable and accounts payable of Leader and Southern Cross at the date of the transaction. The notes were subsequently sold pursuant to the Agreement described above.

         The Company's Board of Directors intends to consider proposals presented to the Company regarding the proceeds received pursuant to the Agreement. Such proposals may include future operations, liquidation and distribution of such amounts received, subject to the contingent liability under the Agreement, described above, and other proposals that may come before it regarding the use of proceeds of the sale.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.       Significant Accounting Policies:

         As a result of the sale of operations described in Note 2, the Company will no longer be operating in the health care business. Accordingly, the statements of operations for the two years ending May 31, 1998 represent discontinued operations.

         Principles of Consolidation

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

         Cash Equivalents

         The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Revenue Recognition

         Net patient service revenues were derived from home health and nursing services.

         Home health care services were provided to primarily Medicare patients. Approximately 92% and 93% of net patient service revenues for fiscal 1998 and fiscal 1997, respectively, were derived from services provided to home healthcare patients who are Medicare beneficiaries. The Company participated in the Medicare program under which services rendered to Medicare program beneficiaries are reimbursed based on cost-reimbursement principles and are subject to audit and retroactive adjustment by the respective Medicare program fiscal intermediary. Differences between the estimated settlements and final amounts are recognized as increases or decreases in net patient service revenues in the year of settlement.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.       Significant Accounting Policies, Continued:

         Revenue Recognition, Continued

         Other revenues included billing/collection, management and consulting services for various radiation therapy centers and management and/or consulting fees from the centers which the Company managed or for which the Company provided consulting services. Management fees were principally based on a percentage of collections with annual maximum fees. Consulting fees were recognized over the term of the consulting agreement. The Company also provided centralized billing and collection services for various centers. Billing and collection fees were principally based on a percentage of collections with annual maximum fees. Other revenues also included interest income of $187,488 and $228,000 in 1998 and 1997, respectively (See Note 4).

         Property and Equipment

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

         Intangible Assets

         Costs in excess of the estimated fair value of net identifiable assets of acquired business ("goodwill") were amortized on a straight-line basis over twenty years. Other intangible assets consisted of licenses which were amortized over ten years and amounts attributable to certain consulting agreements obtained in connection with the sale of two centers which were amortized over the life of such agreements.

         Intangible assets, net, at May 31, 1997, consisted of goodwill of $319,108 and other intangible assets of $525,760. Such amounts were shown net of accumulated amortization of $511,588 at May 31, 1997.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.       Significant Accounting Policies, Continued:

         Intangible Assets, Continued

         At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows expected to result from the use of the assets and its eventual disposition, the Company reviews certain long-lived assets, such as property and equipment and certain identifiable intangible assets (including goodwill) for impairment. In fiscal year 1998, as a result of the Company anticipating entering into the Agreement (See Note 2), the Company recorded a charge to operations of $739,000, included in operating expenses. Such amount represents the estimated impairment of property and equipment principally related to an office condominium owned by the Company and certain identifiable intangible assets described above.

         Income Taxes

         Deferred income taxes are provided based on the estimated future tax effects of differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

         Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation expense for qualified and non-qualified stock options granted under the Company's stock option plan is generally measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount an employee must pay to acquire the stock. No charge has been reflected in the statement of discontinued operations as a result of the grant of stock options, as the exercise price of the options equals or exceeds the market value of the Company's stock on the date of options are granted.

         Per Share Data

         The Company adopted the provisions of SFAS No. 128, "Earnings Per Share", which requires the presentation of both basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options and warrants. The Company's outstanding options were not assumed exercised for fiscal years 1997 or 1998 because such options were anti-dilutive for such periods. The impact of the adoption of SFAS No. 128 was not significant to the Company's financial statements.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.       Significant Accounting Policies, Continued:

         Fair Value of Financial Instruments

         The carrying value of long-term notes receivable and debt, including the current portion, approximated fair value as of May 31, 1997, based on current rates for similar types of borrowing arrangements.

         New Pronouncements

         The FASB and other standard-setting bodies have issued the following pronouncements:

         Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

         Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities", which generally requires that the cost of start-up activities be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998 and requires that any unamortized start-up costs be written-off and reported as the cumulative effect of a change in accounting principle.

         SFAS No. 133, "Accounting for Derivatives and Hedging Activities", is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The new statement requires that all derivative instruments be recorded on the balance sheet at their fair value and the change in the fair value of the derivative be recorded each period.

         The Company does not expect the effect of the implementation of these pronouncements will have a material impact on the Company's financial statements based on its current status of operations.

         Reclassification

         Certain 1997 amounts have been reclassified to conform to 1998 presentation.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.       Consulting and Option Agreements:

         In May 1996, the Company sold all of its interest in a radiation therapy center under development in Yonkers, New York (the "Yonkers Center"). As a result of the transaction, the Company entered into various agreements including a non-competition agreement, consulting agreement, turn-key license agreement and an option agreement allowing the buyer participate as an equity owner in future transactions of a similar nature. No amounts were recorded into income at the time of the transaction due to the contingencies related to the collectibility of such amounts. In fiscal year 1998, these agreements were restructured. As a result, the Company received $300,000 in fiscal year 1998 as reimbursement for expenses incurred in the development of the Yonkers Center. The Company also renegotiated the payment terms of the non-competition and consulting agreements, whereby the payments were no longer contingent upon the percentage of fees collected by the Yonkers Center. As a result of the renegotiated agreements, the Company would receive $250,000 annually in fees over the next three years and $100,000 annually in fees over the subsequent two years.

         In addition, in fiscal year 1998, the Company sold an option to a third party for $550,000. The option allowed the third party to acquire the Company's 50% interest in one of the Company's radiation therapy centers for $3,500,000 or eight times one half of the prior year's net earnings, whichever is greater. The option expires on May 31,1999 and is evidenced by a promissory note which bears interest at 13% and is payable in monthly installments over three years. The Company recorded income under such option of $219,997 including interest income of $55,617 during fiscal year 1998 in connection with such option.

         In fiscal year 1998, the Company also restructured other management, consulting and billing, and collection agreements related to two centers it sold in fiscal year 1995 and an interest in one center it sold in fiscal year 1996. As a result of the restructuring of such agreements, the Company was entitled to receive $172,800 annually in consulting fees through September 2006.

         The residual obligations and future interests in the agreements described in the above three paragraphs were transferred in connection with the sale of the Company's operations described in Note 2.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.       Property and Equipment:

         Property and equipment consists of the following at May 31, 1998 and 1997:

                                                   1998         1997
                                                ----------   ----------
         Land                                   $   33,000   $   33,000
         Buildings and leasehold improvements      631,707    1,167,429
         Office furniture and equipment                 --      437,007
         Medical equipment                              --      169,852
                                                ----------   ----------

                                                   664,707    1,807,288

         Less accumulated depreciation             474,417      838,957
                                                ----------   ----------

                                                $  190,290   $  968,331
                                                ==========   ==========

         The Company owns an office condominium unit with a net book value of $190,290 at May 31, 1998 which is leased under a month to month lease agreement. Rental income for the fiscal years 1998 and 1997, amounted to $93,083 and $95,555, respectively. The Company incurred rental property expense of $40,148 and $37,342 during fiscal years 1998 and 1997, respectively, which includes annual depreciation expense of $16,677.

6.       Investments In and Advances to Partnerships and Ventures:

         The Company's investments in and advances to partnerships and ventures consisted of the following at May 31, 1998 and 1997:

                                                      1998         1997
                                                ----------   ----------
         Investment in Palm Beach               $       --   $  248,639
         Advances to Palm Beach                         --      280,416
         Development of new centers                     --      543,889
                                                ----------   ----------

                                                $       --   $1,072,944
                                                ==========   ==========

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.       Investments In and Advances to Partnerships and Ventures, Continued:

         The investment in Palm Beach at May 31, 1997, represents the Company's 50% investment in Palm Beach Radiotherapy Associates, Ltd. ("Palm Beach"). The Company received a management fee equal to 8% of patient revenues collected, not to exceed $116,400 annually, subject to adjustments upward for increases in the consumer price index, not to exceed 5% annually. The Company also provided billing and collection services and received compensation equal to 5% of patient revenues collected, not to exceed $87,300 annually. The maximum annual fee was subject to adjustments upward for increases in the consumer price index, not to exceed 5% annually.

         At May 31, 1997, the difference between the Company's investment and its equity in the net assets of Palm Beach was $140,000. Such amount was being amortized to income over a period of twenty years.

         Palm Beach had assets of $783,000, liabilities of $567,000 and partners' capital of $216,000 at May 31, 1997. Palm Beach had a net loss of $91,000 for the year ended May 31, 1997.

7.       Assets Held for Sale, Net:

         Assets held for sale, net, in the amount of $36,104 at May 31, 1998, consist of the Company's interest in certain assets and liabilities related to the Company's 25.75% general partnership interest in the partnership developing the radiation center in Logan, West Virginia. At May 31, 1998, the assets and liabilities of the partnership consist of the following:

         Cash                                              $    53,099
         Other assets, including capitalized costs             165,344
         Equipment subject to capital leases                 1,072,847
         Capital lease obligations                          (1,151,082)
                                                           -----------

         Net equity in partnership                         $   140,208
                                                           ===========

         In addition, the Company owns a 51% general partnership interest in a partnership developing the radiation center in Martinsburg, West Virginia. Except for a certificate of need, the partnership does not own any significant assets and has not incurred any significant liabilities as of May 31, 1998.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.       Long-Term Debt:

         Long-term debt at May 31, 1998 and 1997 consists of the following:

                                                      1998         1997
                                                ----------   ----------
         $4,000,000 revolving credit
         facility, interest at LIBOR plus 8%
         (13.69% at May 31, 1997) due weekly,
         maturing in March 2001,
         collateralized by accounts
         receivable                             $       --   $1,951,760

         Mortgage payable, interest at 8.5%,
         interest and principal due monthly             --      154,208

         Capitalized lease obligations,
         interest at 13.05%, interest and
         principal due monthly, maturing in
         March 2001                                     --      212,029

         Other                                          --       13,923
                                                ----------   ----------

                                                        --    2,331,920

         Less current portion                           --      207,309
                                                ----------   ----------

                                                $       --   $2,124,611
                                                ==========   ==========

9.       Income Taxes:

         The income tax benefit for the years ended May 31, 1998 and 1997 consist of the following:

                                                      1998          1997
                                                ----------    ----------
         Current:
            Federal                             $   13,800    $ (227,000)
            State                                       --         5,000
                                                ----------    ----------

                                                    13,800      (222,000)
                                                ----------    ----------

         Deferred:
            Federal                                (83,400)      (37,000)
            State                                  (24,000)        4,000
                                                ----------    ----------

                                                  (107,400)      (33,000)
                                                ----------    ----------

         Income tax benefit                     $  (93,600)   $ (255,000)
                                                ==========    ==========

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.       Income Taxes, Continued:

         The reconciliation between the statutory charge (34%) for income taxes and the actual income tax benefit for the years ended May 31, 1998 and 1997 is shown in the following table:

                                                            1998           1997
                                                        -----------    -----------
         Computed expected tax expense:                 $(1,384,340)   $  (199,600)
            State income taxes                              (24,000)         8,800
            Change in valuation allowance                 1,267,600        106,000
            Investment in subsidiary                             --       (172,600)
            Goodwill and other nondeductible expenses        34,700         26,000
            Other, net                                       12,440        (23,600)
                                                        -----------    -----------

         Effective income tax benefit                   $   (93,600)   $  (255,000)
                                                        ===========    ===========

         The significant components of the deferred tax assets and liabilities as of May 31, 1998 and 1997, were as follows:

                                                            1998           1997
                                                        -----------    -----------
         Deferred tax assets:
            Allowance for doubtful accounts             $        --    $    49,100
            Property and equipment                               --         65,800
            NOL carryforward                              1,450,000        182,400
            Valuation allowance                          (1,450,000)      (182,400)
                                                        -----------    -----------

                                                                 --        114,900
                                                        -----------    -----------

         Deferred tax liabilities:
            Deferred gains                                       --         84,800
            Intangible assets                                    --        109,700
            Investments                                          --          7,700
            Other                                                --         20,100
                                                        -----------    -----------

                                                                 --        222,300
                                                        -----------    -----------

                                                        $        --    $  (107,400)
                                                        ===========    ===========

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.       Income Taxes, Continued:

         As of May 31, 1998, the Company had federal and state net operating loss carryforwards of $3,600,000 and $4,400,000, respectively, which expire in 2013. The Company provides a valuation allowance, because in the opinion of management it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $1,450,000 and $182,400 at May 31, 1998 and 1997, respectively. The increase in the valuation allowance for the year ended May 31, 1998 results from the uncertainty of the realization of the operating loss carryforwards which may expire unused.

10.      Commitments and Contingencies:

         As a general partner, the Company is jointly and severally liable for the liabilities concerning the actions of the Logan partnership and has guaranteed certain liabilities of this partnership amounting to $1,151,000 at May 31, 1998. In this connection, the Company could be held responsible for any and all liabilities arising from the actions of such partnership.

         The Company is involved in several legal proceedings that occurred in normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of discontinued operations or cash flows of the Company.

11.      Employee Benefit Plan:

         The Company established an Employee Benefit Plan (the "Plan") under
         Section 401(k) of the Internal Revenue Code. The Plan allowed all full time employees to defer up to 15% of their income on a pre-tax basis through contributions to the Plan. Employer contributions were matched by the Company as deemed advisable by the Executive Compensation Committee. For fiscal years 1998 and 1997, the Company's expense related to matching contributions amounted to approximately $112,000 and $40,000, respectively.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.      Warrants, Stock Options and Treasury Stock:

         The Company established an employee stock option plan which provides for the issuance of up to 100,000 shares of common stock. The exercise price is determined by a committee of the Board but may not be less than 100% of the fair market value of the common stock on the date of the grant of the option. The term of each option is also determined by the committee, but in no event may the term of an option be longer than ten years from the date of grant. Such options will expire upon termination of employment with the Company.

         The Company also granted stock options to officers and directors. All options were granted at or above prevailing market prices and are exercisable over terms of up to six years.

         During fiscal year 1998, the Company granted an option to purchase 50,000 shares of common stock to an executive with an exercise price of $3.50 per share. Such option vests over a five year period and expired at the termination of the executive's employment with the Company in fiscal year 1998.

         A summary of the status of the Company's stock option plan as of May 31, 1998 and 1997 and changes during the years then ended is presented below:

                                                                   1998                       1997
                                                          ------------------------  -------------------------
                                                                         Weighted                   Weighted
                                                                         Average                    Average
                                                                         Exercise                   Exercise
                                                            Shares        Price        Shares        Price
                                                          ----------    ----------   ----------    ----------
         Outstanding at beginning of year                  1,167,500    $     4.25    1,197,500    $     4.32

         Granted                                              55,000          3.28       30,000          2.99

         Expired                                             (70,000)         3.50      (60,000)         5.00
                                                          ----------    ----------   ----------    ----------

         Outstanding at end of year                        1,152,500    $     4.25    1,167,500    $     4.25
                                                          ==========    ==========   ==========    ==========

         Options exercisable at year-end                     935,167    $     4.40      940,167    $     4.39
                                                          ==========    ==========   ==========    ==========

         Weighted-average fair value of options granted
             during the year                              $     1.14                 $     1.58
                                                          ==========                 ==========

         At May 31, 1998, the Company had reserved 935,167 shares of its Common Stock for issuance upon the exercise of all outstanding options. Exercise prices range from $1.69 to $5.00 at May 31, 1998.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.      Warrants, Stock Options and Treasury Stock, Continued:

         Had compensation cost for awards under the Company's stock option plan been determined based on the fair value at the grant dates rather than utilizing the intrinsic value method, the Company's net loss and loss per share in fiscal years 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                              1998             1997
                                          -------------    -------------
         Pro forma net loss:
            As reported                   $  (3,977,988)   $    (332,100)
            Pro forma                        (4,078,778)        (620,993)

         Pro forma net loss per share:
            As reported                   $       (1.19)   $       (0.10)
            Pro forma                             (1.22)           (0.19)

         The fair value of each option granted under the Company's stock option plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 1998 and 1997: no dividend yield based on the Company's current dividend policy; expected volatility of the underlying stock of 119% in 1998 and 89% in 1997; risk-free interest rates of 5.8% in 1998 and ranging from 6.3% to 7.0% in 1997 and expected lives of the options of 4.4 to 10 years based on the related vesting periods.