Form 10QSB
period 1998-08-31
CANCER TREATMENT HOLDINGS INC
filed 1998-10-15
CIK 832092

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the quarterly period ended August 31, 1998

[   ] Transition report under Section 13 or 15(d) of the Exchange Act
             For the transition period from __________ to  __________.

Commission file number 0-16964
                       -------

                         CANCER TREATMENT HOLDINGS, INC.
                         -------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

Nevada                                                       87--410907
------                                                       ----------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

       c/o Carol O'Donnell, Esq., 540 Joan Drive, Fairfield, CT 06430-2207
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 221-1340
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ].

         The number of shares outstanding of each of the issuer's classes of common equity, as of October 7, 1998 was 3,336,476.

Transitional Small Business Disclosure Format

(Check One):  Yes [    ]   No [ X ]

                         CANCER TREATMENT HOLDINGS, INC.

                                      INDEX

                                                                           Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of August 31,
                  1998 and May 31, 1998                                       2

                  Consolidated Statements of Operations for the
                  Three Months Ended August 31, 1998 and 1997                 3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended August 31, 1998 and 1997                 4

                  Notes to Consolidated Financial Statements                  5

         Item 2.  Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations               6

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            8

SIGNATURES                                                                    8

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      August 31,       May 31,
                                                         1998           1998
                                                      ----------       -------
                                                      (Unaudited)
                    ASSETS

Cash and cash equivalents                            $ 2,020,710    $   150,516
Receivable from Greenstar Holdings, Inc.                     -        2,160,000
Assets held for sale, net                                 35,553         36,104
Other current assets                                       7,600            -
                                                     -----------    -----------
         Total current assets                          2,063,863      2,346,620
                                                     -----------    -----------
Property and equipment, net                              189,177        190,290
                                                     -----------    -----------
         Total assets                                $ 2,253,040    $ 2,536,910
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                $    69,137    $   260,000
                                                     -----------    -----------
         Total liabilities                                69,137        260,000
                                                     -----------    -----------
Stockholders' equity:
   Common stock, $.003 par value, 50,000,000
    shares authorized, 3,495,760 shares issued            10,487         10,487
   Capital in excess of par value                      5,163,105      5,163,105
   Accumulated deficit                                (2,709,608)    (2,616,601)
                                                     -----------    -----------
                                                       2,463,984      2,556,991
   Treasury stock:  159,284 shares, at cost             (280,081)      (280,081)
                                                     -----------    -----------
   Total stockholders' equity                          2,183,903      2,276,910
                                                     -----------    -----------
   Total liabilities and stockholders' equity        $ 2,253,040    $ 2,536,910
                                                     ===========    ===========


                See accompanying notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                   (UNAUDITED)

                                                           August 31,     August 31,
                                                             1998           1997
                                                           ----------     ----------
Net patient service revenues                              $       -      $ 4,371,913
Other revenues                                                 75,390        382,038
                                                          -----------    -----------
Total revenues                                                 75,390      4,753,951

Operating expenses:
   Direct cost of patient services                                -        2,006,612
    (primarily payroll and contracted medical services)
   General and administrative                                 154,876      2,575,174
   Depreciation and amortization                                1,113        109,020
                                                          -----------    -----------
   Total operating expenses                                   155,989      4,690,806
                                                          -----------    -----------
Operating (loss) income                                       (80,599)        63,145

Interest expense                                                  -           84,067

Equity in loss of partnerships                                (12,408)       (66,658)
                                                          -----------    -----------
Loss before income                                            (93,007)       (87,580)

Provision for income taxes                                        -              -
                                                          -----------    -----------
Net loss                                                  $   (93,007)   $   (87,580)
                                                          ===========    ===========
Per share data:

  Net loss per share                                      $     (0.03)   $     (0.03)
                                                          ===========    ===========
Weighted average number of shares outstanding               3,336,476      3,336,476
                                                          ===========    ===========



                See accompanying notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                August 31,    August 31,
                                                                  1998          1997
                                                                ----------    ----------
Cash flows from operating entities
  Net loss                                                   $   (93,007)   $   (87,580)
  Adjustments to reconcile net loss to cash provided by
  (used in) operating activities:
  Accretion of discount on notes receivable                          -           (8,068)
  Depreciation and amortization                                    1,113        109,020
  Equity in loss of unconsolidated partnerships                   12,408         66,658
  Change in operating assets and liabilities:
    Accounts receivable                                        2,160,000       (808,210)
    Other current and non-current assets                          (7,600)       (87,544)
    Accounts payable, accrued payroll and related benefits      (190,863)       487,068
                                                             -----------    -----------
         Net cash provided (used) by operating entities        1,882,051       (328,656)

Cash flows from investing activities:

  Collection of notes receivable                                     -          100,151
  Investments in and advances to partnerships and ventures       (11,857)      (303,883)
  Acquisition of property and equipment                              -          (30,115)
                                                             -----------    -----------
    Net cash used in investing activities                        (11,857)      (233,847)

Cash flows from financing activities:
  Repayments of long-term debt, including revolving
    credit agreements                                                -       (1,960,804)
  Borrowings for long-term debt, including revolving
    credit agreements                                                -        1,907,062
                                                             -----------    -----------
    Net cash used in financing activities                            -          (53,742)
                                                             -----------    -----------
Net increase (decrease) in cash and cash equivalents           1,870,194       (616,245)

Cash and cash equivalents at beginning of year                   150,516      1,324,745
                                                             -----------    -----------
Cash and cash equivalents at end of period                   $ 2,020,710    $   708,500
                                                             ===========    ===========



                See accompanying notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1.  FINANCIAL STATEMENTS

         1.    Preparation of Financial Statements

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of discontinued operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 1998. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of discontinued operations for such interim periods presented. The results of operations for the three months ended August 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1998 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         2.    Contingencies

         On May 20, 1998, the Company entered into a purchase agreement (the "Agreement") with Greenstar Holdings, Inc. and Homecare Holdings, Inc. (together, the "Buyers") to sell most of the Company's assets and liabilities to the Buyer or its assignee. Under the Agreement, the Company has a contingent liability to the Buyer for a period of one year from May 31, 1998 (the date of closing) for certain representations, warranties and indemnities and covenants, as defined in the Agreement. The Company's aggregate liability for the period from the date of closing until November 30, 1998 shall not exceed $1.5 million and for the period from December 1, 1998 to May 31, 1999 shall decrease to an amount not to exceed $750,000. In connection with this contingent liability, the Company is required, pursuant to the Agreement, to retain assets in the amount of $1.5 million, of which $500,000 shall be in cash and cash equivalents, for the period from May 31, 1998 to November 30, 1998, and assets in the amount of $750,000, of which $375,000 shall be in cash and cash equivalents, for the period from December 1, 1998 to May 31, 1999.

          As a general partner, the Company has guaranteed a share of certain liabilities of Logan amounting to $543,380 as of August 31, 1998.

         The Company is involved in several legal proceedings arising from disputes between the Company, its former subsidiaries and other parties. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of discontinued operations or cash flows of the Company.

         4.    Subsequent Events

         Pursuant to the Agreement dated May 20, 1998 between the Company and Greenstar Holdings, Inc., the Company agreed to sell, subject to regulatory approval, its ownership interests in two radiation therapy centers under development in Martinsburg and Logan, West Virginia for an aggregate purchase price of $500,000, or $250,000 per center. The aggregate amount was placed in escrow on June 3, 1998. On September 28, 1998, the parties agreed to an extension for the closing of the purchase of the Martinsburg center to a date no later than November 30, 1998 while regulatory approval continues to be sought. Greenstar Holdings, Inc. was released of its obligation to buy and the Company was released of its obligation to sell the Logan center, and the corresponding $250,000 deposit was released from escrow to Greenstar Holdings, Inc. The Company is continuing its efforts to sell its interest in the Logan center.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF DISCONTINUED
                  OPERATIONS

         1.    Results of Operations

         As a result of the sale of most of the Company's assets and liabilities which were not subject to regulatory approval on May 29, 1998, the Company consists of a corporate shell with four assets:

         1.   Approximately $2 million in cash.

         2. Two radiation therapy centers under development located in Martinsburg and Logan, West Virginia.

         3. A subsidiary called CTI Management Corp. formed to provide billing and management services.

         4. A small office condominium located in Hollywood, Florida. The property is currently rented and it is listed for sale at $190,000.

         The transfer of the two West Virginia properties is subject to regulatory approvals. The Company agreed to an extension of the buyer's obligation to buy the Martinsburg property to no later than November 30, 1998 while regulatory approval continues to be sought. The Company will receive $250,000 upon sale of the Martinsburg property. The Company is continuing its attempts to sell the Logan property.

         The Company's Board of Directors intends to consider proposals presented to the Company regarding the proceeds received pursuant to the Agreement. Such proposals may include future operations, liquidation and distribution of such amounts received, subject to the contingent liability under the Agreement described below, and other proposals that may come before it regarding the use of proceeds of the sale.

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

Liquidity and Capital Resources

         As of August 31, 1998, the Company had cash of $2,020,710. The Company's cash has been invested in the Nations Prime Money Market Fund maintained at Nations Bank.

         In order to protect the buyers of our business operations against unknown or undisclosed liabilities, the Company agreed to collateralize its representations and warranties by holding back (ie.-not distributing to shareholders) $1.5 million of assets through November 30, 1998 (of which $500,000 shall be in cash and cash equivalents). If no material claims are raised, half of the $1.5 million will be released from this contractual encumbrance on November 30, 1998 and the other half will be released on May 31, 1999. Management does not know of any material claims to date.

         Except for those items discussed above and in the Company's latest Form 10-KSB for the year ended May 31, 1998, there are no existing material sources of liquidity available to the Company or material commitments for capital expenditures. There are no material trends, favorable or unfavorable, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:  27.  Financial Data Schedule (appears on page 9)

         (b) The Company filed a Current Report on Form 8-K dated June 11, 1998 to report (under Item 2) the sale of most of its assets and liabilities to Greenstar Holdings, Inc. and Homecare Holdings, Inc. as of May 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CANCER TREATMENT HOLDINGS, INC.

October 14, 1998                    By: /s/ Ullrich Klamm, Ph.D.
                                        ------------------------
                                            Ullrich Klamm, Ph.D.,
                                            Chairman and Chief Executive Officer

                                    By: /s/ Carol Befanis O'Donnell
                                        ------------------------
                                            Carol Befanis O'Donnell
                                            Secretary