Form 10QSB
period 1998-11-30
CANCER TREATMENT HOLDINGS INC
filed 1999-01-14
CIK 832092

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X]      Quarterly report under Section 13 or 15(d) of the Securities Exchange
              Act of 1934
               For the quarterly period ended November 30, 1998

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act
              For the transition period from             to            .
                                             -----------    -----------

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

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ] .

         The number of shares outstanding of each of the issuer's classes of common equity, as of January 13, 1998 was 3,336,476.
                                          ---------

Transitional Small Business Disclosure Format

(Check One):  Yes [    ]   No [ X ]

                        CANCER TREATMENT HOLDINGS, INC.

                                     INDEX

                                                                          Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of November 30,
                  1998 and May 31, 1998                                     2

                  Consolidated Statements of Discontinued Operations
                  for the Six Months Ended November 30, 1998 and 1997       3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended November 30, 1998 and 1997               4

                  Notes to Consolidated Financial Statements                5

         Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Discontinued
                  Operations                                                6

PART II.  OTHER INFORMATION

         Item 5.  Other Information                                         8

         Item 6.  Exhibits and Reports on Form 8-K                          8

SIGNATURES                                                                  8

               CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        November           May 31,
                                                                        30, 1998            1998
                                                                        --------           -------
                            ASSETS                                     (Unaudited)

Cash and cash equivalents                                              $2,195,537         $  150,516
Receivable from Greenstar Holdings, Inc.                                        -          2,160,000
Prepaid amounts                                                            17,568                  -
Assets held for sale                                                       27,568             36,104
                                                                        ---------          ---------
         Total current assets                                           2,240,673          2,346,620

Property and equipment, net                                               188,063            190,290
                                                                        ---------          ---------
         Total assets                                                  $2,428,736         $2,536,910
                                                                       ==========         ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                       $   91,290         $  260,000
Payroll and income taxes payable                                            1,530                  -
                                                                        ---------          ---------
         Total liabilities                                                 92,820            260,000
                                                                       ==========         ==========

Stockholders' equity:

   Common stock, $.003 par value, 50,000,000
    shares authorized, 3,495,760 shares issued                             10,487             10,487
   Capital in excess of par value                                       5,163,105          5,163,105
   Accumulated deficit                                                 (2,557,595)        (2,616,601)
                                                                        ---------          ---------
                                                                        2,615,997          2,556,991
   Treasury stock:  159,284 shares, at cost                              (280,081)          (280,081)
                    -------                                             ---------          ---------
   Total stockholders' equity                                           2,335,916          2,276,910
                                                                        ---------          ---------
   Total liabilities and stockholders' equity                          $2,428,736         $2,536,910
                                                                       ==========         ==========



         See accompanying notes to consolidated financial statements.

               CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS
              FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                      November 30,       November 30,
                                                                         1998                1997
                                                                        ------              ------

Net patient service revenues                                          $         -        $ 8,002,109
Other revenues                                                            127,784            847,786
                                                                      -----------        -----------

Total revenues                                                            127,784          8,849,895
                                                                      -----------        -----------

Operating expenses:
   Direct cost of patient services                                              -          3,633,873
    (primarily payroll and contracted medical services)
   General and administrative                                             290,229          5,089,938
   Depreciation and amortization                                            2,226            210,415
                                                                      -----------        -----------

   Total operating expenses                                               292,455          8,934,226
                                                                      -----------        -----------

Operating loss                                                          (164,671)           (84,331)

Interest expense                                                                -            152,525

Equity in loss of partnerships                                           (26,323)          (231,531)

Gain on sale of assets                                                  (250,000)                 -
                                                                      -----------        -----------

Income (loss) before taxes                                                 59,006          (468,387)

Provision for income taxes                                                      -                  -
                                                                      -----------        -----------

Net income (loss)                                                     $    59,006        $ (468,387)
                                                                      ===========        ===========

Per share data:

  Net income (loss) per share                                         $      0.02        $    (0.14)
                                                                      ===========        ===========

Weighted average number of shares outstanding                           3,336,476          3,336,476
                                                                      ===========        ===========




               See accompanying notes to financial statements.

               CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                           November 30,       November 30,
                                                                               1998               1997
                                                                           ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                                        $    59,006        $ (468,387)
  Adjustments to reconcile net income (loss) to cash
  used in operating activities:
    Accretion of discount on notes receivable                                        -           (15,030)
    Depreciation and amortization                                                2,226            210,415
    Gain on sale of assets                                                   (250,000)                  -
    Equity in loss of unconsolidated partnerships                               26,323            231,531
    Change in operating assets and liabilities:
      Accounts receivable                                                           -           (860,986)
      Other current and non-current assets                                    (17,567)           (43,947)
      Accounts payable, accrued payroll and related benefits                 (167,180)            317,687
                                                                           -----------        -----------

          Net cash used by operating entities                                (347,192)          (628,717)
                                                                           -----------        -----------

Cash flows from investing activities:
  Collection of notes receivable                                                     -            470,034
  Cash received from sale of business                                        2,410,000                  -
  Investments in and advances to partnerships and ventures                    (17,787)          (407,856)
  Acquisition of property and equipment                                              -           (38,553)
                                                                           -----------        -----------

    Net cash provided by investing activities                                2,392,213             23,625
                                                                           -----------        -----------

Cash flows from financing activities:
  Repayments of long-term debt, including revolving
    credit agreements                                                                -        (3,862,077)
  Borrowings for long-term debt, including revolving
    credit agreements                                                                -          3,774,717
                                                                           -----------        -----------

    Net cash used in financing activities                                            -           (87,360)
                                                                           -----------        -----------

Net increase (decrease) in cash and cash equivalents                         2,045,021          (692,452)

Cash and cash equivalents at beginning of year                                 150,516          1,324,745
                                                                           -----------        -----------

Cash and cash equivalents at end of period                                 $ 2,195,537        $   632,293
                                                                           ===========        ===========

Supplemental disclosures:

Interest paid                                                              $         -        $   151,669
                                                                           ===========        ===========

Taxes paid                                                                 $         -        $         -
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

               CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1.  FINANCIAL STATEMENTS

         1.    Preparation of Financial Statements
               -----------------------------------

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of discontinued operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 1998. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of discontinued operations for such interim periods presented. The results of operations for the six months ended November 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1998 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         2.    Contingencies
               ------------

         On May 20, 1998, the Company entered into a purchase agreement (the "Agreement") with Greenstar Holdings, Inc. and Homecare Holdings, Inc. (together, the "Buyers") to sell most of the Company's assets and liabilities to the Buyer or its assignee. Under the Agreement, the Company has a contingent liability to the Buyer for a period of one year from May 31, 1998 (the date of closing) for certain representations, warranties and indemnities and covenants, as defined in the Agreement. The Company's aggregate liability for the period from the date of closing until May 31, 1999 shall be an amount not to exceed $1,500,000. In connection with this contingent liability, the Company is required to retain assets in the amount of $1.5 million, of which $375,000 shall be in cash and cash equivalents until May 31, 1999.

         As a principal of Logan Radiation Therapy, Inc. ("LRT"), a partner of the Southern West Virginia Cancer Treatment Center ("Logan"), the Company has guaranteed certain Copelco Capital, Inc. ("Copelco") lease liabilities of Logan amounting to $561,195 as of November 30, 1998. Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under

             -------------------------

         Chapter 11 of the U.S. Bankruptcy laws and has ceased making required capital contributions to Logan. Accordingly, Logan's lease payments to Copelco are in default, but Copelco has waived Logan's obligations to make all lease payments for an indefinite period of time.

         The Company was involved in several legal proceedings arising from disputes between the Company, its former subsidiaries and other parties. Most of the legal proceedings have been settled. In the opinion of management, the amount of ultimate liability with respect to the remaining action cannot be determined at this time.

         3.    Sale of Martinsburg Property
               ----------------------------

         Pursuant to the Agreement dated May 20, 1998 between the Company and Greenstar Holdings, Inc., the Company agreed to sell, subject to regulatory approval, its ownership interests in two radiation therapy centers under development in Martinsburg and Logan, West Virginia for an aggregate purchase price of $500,000, or $250,000 per center. Greenstar Holdings, Inc. acquired the Martinsburg center on November 20, 1998. During the second fiscal quarter, Greenstar Holdings, Inc. was released of its obligation to buy and the Company was released of its obligation to sell the Logan center. The Company is continuing its efforts to sell its interest in the Logan center.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
             CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

         1.    Results of Operations
               ---------------------

         As a result of the sale of most of the Company's assets and liabilities on May 29, 1998 and November 20, 1998, the Company consists of a corporate shell with four assets:

         1.   Approximately $2 million in cash.
         2. A 50.5% interest in Logan Radiation Therapy, Inc. ("LRT"), which has a 51% partnership interest in a radiation therapy center under development located in Logan, West Virginia.
         3. A subsidiary called CTI Management Corp. formed to provide billing and management services.
         4. A small office condominium located in Hollywood, Florida. The property is currently rented and it is listed for sale.

         The Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws. As a result of the bankruptcy, the Hospital is required to reaffirm its contractual obligations, in which event the partners will proceed with the development of Logan. If the Hospital does not reaffirm its obligations, LRT intends to exercise its option to acquire the Hospital's interest in the venture, which LRT may do on favorable terms. In either event, the Company will continue its attempts to sell its interest in the Logan, West Virginia property.

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

         The Company owns a commercial condominium in Hollywood, Florida. The condominium is rented to a third party on a month to month basis, and the Company currently generates gross rental income in the amount of $3,800 per month. The Company may sell the condominium, which it values to be worth approximately $200,000 to $300,000.

         The Company, through a wholly-owned subsidiary, provides consulting services rendered by its President for which it expects to receive $150,000 annually in fees over the subsequent seven years.

Liquidity and Capital Resources
-------------------------------

         As of November 30, 1998, the Company had cash of $2,195,537. The Company's cash has been invested in the Nations Prime Money Market Fund maintained at Nations Bank.

         In order to protect the buyers of our business operations against unknown or undisclosed liabilities, the Company agreed to collateralize its representations and warranties by holding back (i.e. not distributing to shareholders) $1.5 million of assets through May 31, 1999 (of which $375,000 shall be in cash and cash equivalents). If no material claims are raised, the funds will be released from this contractual encumbrance on May 31, 1999.

         The Company does not expect year 2000 issues to materially affect the Company's business, results of operations or financial condition. None of the Company's operations, which are minimal at this time, require the use of computers. The Company's service providers have given assurances to the Company that year 2000 issues will not materially affect the services provided by them to the Company.

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

                          PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION

         During November 1998, Mercury Capital Holdings, LLC, a Delaware limited liability company of which Lucero Capital Holdings, LLC and Holding Capital Management. LLC are members, acquired 1,649,958 shares of the Company's common stock in open market transactions. Ullrich Klamm, Ph.D., Chairman, President and CEO of the Company, controls Lucero Capital Holdings, LLC.

         During November 1998, John P. Rosenthal and John Mull, M.D. resigned as directors of the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:  27.  Financial Data Schedule (appears on page 9)

         (b) No reports on Form 8-K were filed by the Company during the three months ended November 30, 1998.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CANCER TREATMENT HOLDINGS, INC.

January 13, 1999                    By: /s/ Ullrich Klamm, Ph.D.
                                        ------------------------
                                            Ullrich Klamm, Ph.D.,
                                            Chairman and Chief Executive Officer

                                    By:/s/ Carol Befanis O'Donnell
                                       ---------------------------
                                           Carol Befanis O'Donnell
                                           Secretary