Form 10QSB
period 1999-02-28
CANCER TREATMENT HOLDINGS INC
filed 1999-04-15
CIK 832092

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended February 28, 1999

/_/      Transition report under Section 13 or 15(d) of the Exchange Act

               For the transition period from _________ to __________.

Commission file number 0-16964


                         CANCER TREATMENT HOLDINGS, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


              Nevada                                             87-0410907
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


       c/o Carol O'Donnell, Esq., 540 Joan Drive, Fairfield, CT 06430-2207
                    (Address of principal executive offices)


                                 (212) 221-1340
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /x/ No /_/.

         The number of shares outstanding of each of the issuer's classes of common equity, as of April 12, 1999 was 3,336,476.

Transitional Small Business Disclosure Format

(Check One): Yes /_/ No /x/

                         CANCER TREATMENT HOLDINGS, INC.


                                      INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements:

              Consolidated Balance Sheets as of February 28,
              1999 and May 31, 1998                                            2

              Consolidated Statements of Discontinued Operations for the
              Nine Months Ended February 28, 1999 and 1998                     3

              Consolidated Statements of Cash Flows for the
              Nine Months Ended February 28, 1999 and 1998                     4

              Notes to Consolidated Financial Statements                       5


     Item 2.  Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Discontinued Operations       6


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                8

     Item 5.  Other Information                                                8

     Item 6.  Exhibits and Reports on Form 8-K                                 8

SIGNATURES                                                                     8

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     February 28,     May 31,
                                                         1999          1998
                                                     -----------    -----------
                                                     (Unaudited)

                                     ASSETS
Cash and cash equivalents                            $ 2,092,396    $   150,516
Receivable from Greenstar Holdings, Inc.                    --        2,160,000
Other receivables                                         37,500           --
Prepaid amounts                                           22,276           --
Assets held for sale                                      21,825         36,104
                                                     -----------    -----------
         Total current assets                          2,173,997      2,346,620

Property and equipment, net                              186,950        190,290
                                                     -----------    -----------
         Total assets                                $ 2,360,947    $ 2,536,910
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                $    95,177    $   260,000
Payroll and income taxes payable                           1,069           --
                                                     -----------    -----------
         Total liabilities                                96,246        260,000
                                                     -----------    -----------

Stockholders' equity:
   Common stock, $.003 par value, 50,000,000
    shares authorized, 3,495,760 shares issued            10,487         10,487
   Capital in excess of par value                      5,163,105      5,163,105
   Accumulated deficit                                (2,628,810)    (2,616,601)
                                                     -----------    -----------
                                                       2,554,782      2,556,991
   Treasury stock:  159,284 shares, at cost             (280,081)      (280,081)
                                                     -----------    -----------
   Total stockholders' equity                          2,264,701      2,276,910
                                                     -----------    -----------

   Total liabilities and stockholders' equity        $ 2,360,947    $ 2,536,910
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                   (UNAUDITED)

                                                    February 28,   February 28,
                                                        1999           1998
                                                    ------------   ------------

Net patient service revenues                        $      --      $ 10,217,806
Other revenues                                          198,990       1,102,884
                                                    ------------   ------------

Total revenues                                          198,990      11,320,690
                                                    ------------   ------------

Operating expenses:
   Direct cost of patient services
    (primarily payroll and contracted medical
       services)                                           --         5,306,846
   General and administrative                           426,329       6,867,926
   Depreciation and amortization                          3,340       1,070,690
                                                    ------------   ------------

   Total operating expenses                             429,669      13,245,462
                                                    ------------   ------------

Operating loss                                         (230,679)     (1,924,772)

Interest expense                                           --           229,404
Equity in loss of partnerships                          (31,530)       (415,179)
Loss from operations of discontinued pharmacy
  and private home health divisions                        --          (379,015)
Loss on disposal of pharmacy and private home
  health divisions                                         --          (363,577)
Gain on sale of assets                                  250,000            --
                                                    ------------   ------------

Loss before income taxes                                (12,209)     (3,311,947)

Provision for income taxes                                 --              --
                                                    ------------   ------------

Net loss                                            $   (12,209)   $ (3,311,947)
                                                    ===========    ============

Basic and diluted per share data:

  Net loss per share                                $      0.00           (0.99)
                                                    ===========    ============

Weighted average number of shares
   outstanding                                        3,336,476       3,336,476
                                                    ===========    ============


                 See accompanying notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998
                                   (UNAUDITED)

                                                             February 28,   February 28,
                                                                 1999           1998
                                                             ------------   ------------

Cash flows from operating activities:
  Net loss                                                   $   (12,209)   $(3,311,947)
  Adjustments to reconcile net loss to cash
  used in operating activities:
    Accretion of discount on notes receivable                       --          (21,444)
    Depreciation and amortization                                  3,340      1,368,717
    Gain on sale of assets                                      (250,000)          --
    Noncash charges related to partnership advances                 --          200,000
    Equity in loss of unconsolidated partnerships                 31,529        415,179
    Change in operating assets and liabilities:
      Accounts receivable                                        (37,500)      (148,394)
      Income taxes receivable                                       --          227,369
      Other current and non-current assets                       (22,276)       (17,232)
      Accounts payable, accrued expenses, accrued
          payroll and related benefits                          (163,754)       558,719
                                                             ------------   ------------

          Net cash used by operating entities                   (450,870)      (729,033)
                                                             ------------   ------------

Cash flows from investing activities:
  Collections of notes receivable                                   --          540,231
  Cash received from sale of business                          2,410,000           --
  Investments in and advances to partnerships and ventures       (17,250)      (423,674)
  Acquisition of property and equipment                             --          (46,558)
                                                             ------------   ------------

    Net cash provided by investing activities                  2,392,750         69,999
                                                             ------------   ------------

Cash flows from financing activities:
  Repayments of long-term debt, including revolving
    credit agreements                                               --       (6,743,538)
  Borrowings for long-term debt, including revolving
    credit agreements                                               --        6,531,460
                                                             ------------   ------------

    Net cash used in financing activities                           --         (212,078)
                                                             ------------   ------------

Net increase (decrease) in cash and cash equivalents           1,941,880       (871,112)

Cash and cash equivalents at beginning of period                 150,516      1,324,745
                                                             ------------   ------------

Cash and cash equivalents at end of period                   $ 2,092,396    $   453,633
                                                             ===========    ============

Supplemental disclosures:

Interest paid                                                $      --      $   229,966
                                                             ===========    ============

Taxes paid                                                   $      --      $      --
                                                             ===========    ============



                 See accompanying notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Item 1.  FINANCIAL STATEMENTS

         1.    Preparation of Financial Statements

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of discontinued operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 1998. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of discontinued operations for such interim periods presented. The results of operations for the nine months ended February 28, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1998 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         2.    Contingencies

         On May 20, 1998, the Company entered into a purchase agreement (the "Agreement") with Greenstar Holdings, Inc. and Homecare Holdings, Inc. (together, the "Buyers") to sell most of the Company's assets and liabilities to the Buyer or its assignee. Under the Agreement, the Company has a contingent liability to the Buyer for a period of one year from May 31, 1998 (the date of closing) for certain representations, warranties and indemnities and covenants, as defined in the Agreement. The Company's aggregate liability for the period from the date of closing until May 31, 1999 shall be an amount not to exceed $1,500,000. In connection with this contingent liability, the Company is required to retain assets in the amount of $1.5 million, of which $375,000 shall be in cash and cash equivalents until May 31, 1999. The Company is not aware of any claims that may be asserted in connection with its representations, warranties and indemnities and covenants.

         As a principal of Logan Radiation Therapy, Inc. ("LRT"), a partner of the Southern West Virginia Cancer Treatment Center ("Logan"), the Company has guaranteed certain Copelco Capital, Inc. ("Copelco") lease liabilities of Logan amounting to $577,936 as of February 28, 1999. Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws and has ceased making required capital contributions to Logan. Accordingly, Logan's lease payments to Copelco are in default, but Copelco has waived Logan's obligations to make all lease payments for an indefinite period of time.



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

         The Company, through a wholly-owned subsidiary, provides consulting services rendered by its President for which it expects to receive $150,000 annually in fees over the subsequent six years.

Liquidity and Capital Resources

         As of February 28, 1999, the Company had cash of $2,092,396. The Company's cash has been invested in the Nations Prime Money Market Fund maintained at Nations Bank.

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

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         An action involving a claim for a declaratory decree filed by the Company and a counterclaim filed by Thomas MacCormack in State Court in Broward County, Florida was terminated in April 1999 with a judgment in favor of the Company. Mr. MacCormack had claimed that he was entitled to a percentage of the ownership and management fees of the facility in New Jersey that was operated by a former subsidiary of the Company.


Item 5.  OTHER INFORMATION

         None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: 27. Financial Data Schedule (appears on page 9)

         (b) No reports on Form 8-K were filed by the Company during the three months ended February 28, 1999.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CANCER TREATMENT HOLDINGS, INC.

April 13, 1999                          By: /s/ Ullrich Klamm, Ph.D.
                                            -----------------------------------
                                                Ullrich Klamm, Ph.D.,
                                                Chairman and Chief Executive
                                                   Officer

                                        By: /s/ Carol Befanis O'Donnell
                                            -----------------------------------
                                                Carol Befanis O'Donnell
                                                Secretary