Form 10KSB
period 1999-05-31
CANCER TREATMENT HOLDINGS INC
filed 1999-08-27
CIK 832092

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended MAY 31, 1999.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 . For the transition period
         from.................to................

                      Commission File No. 1-11062
                                          -------

                    CANCER TREATMENT HOLDINGS, INC.
                    -------------------------------
            (Name of small business issuer in its charter)

           Nevada                                   87-0410907
      ---------------                          -------------------
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended May 31, 1999 were $277,533.

Trading of the Issuer's stock was suspended by AMEX .ECM in the fourth quarter of fiscal 1998 and the Issuer's stock was delisted in the first quarter of fiscal 1999. The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock on August 20, 1999, was $640,497. As of such date, the average high and low sales price was $.38.

The number of shares outstanding of the Issuer's common stock, par value $.003 per share, as of August 20, 1999, was 3,336,476.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

Documents incorporated by reference:

Certain exhibits listed in Part III, Item 14 of this Annual Report on Form 10-KSB are incorporated by reference from the Registrant's Registration Statement on Form S-18, its Annual Reports on Form 10-K or 10-KSB for the 1992, 1995 and 1997 fiscal years, its Amendment No. 1 to Form S-3, and its Current Report on Form 8-K dated May 29, 1998.

                    CANCER TREATMENT HOLDINGS, INC.

                   Form 10-KSB ANNUAL REPORT - 1999

                           TABLE OF CONTENTS

                                                                                         Page
PART I

            Item 1.  Description of Business                                              3
            Item 2.  Description of Property                                              4
            Item 3.  Legal Proceedings                                                    4
            Item 4.  Submission of Matters to a Vote of Security Holders                  4

PART II

            Item 5.  Market for Common Equity and Related Stockholder Matters             4
            Item 6.  Management's Discussion and Analysis of Plan of Operation            5
            Item 7.  Financial Statements                                                 6
            Item 8.  Changes In and Disagreements with Accountants on Accounting
                                and Financial Disclosure                                  6

PART III

            Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                                Compliance with Section 16(a) of the Exchange Act         7
            Item 10.  Executive Compensation                                              8
            Item 11.  Security Ownership of Certain Beneficial Owners and Management      9
            Item 12.  Certain Relationships and Related Transactions                     10
            Item 13.  Exhibits and Reports on Form 8-K                                   10

SIGNATURES

                                        2

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

         On May 31, 1998, CTH sold most of its operating subsidiaries and related assets, including cash, to Greenstar Holdings, Inc. ("Greenstar") and Homecare Holdings, Inc. ("Homecare"). Homecare purchased the home health operating companies, and Greenstar purchased most of the CTH operating subsidiaries. The adjusted purchase price paid to CTH was $2,310,000. The Buyers also assumed certain liabilities and guarantees of CTH, including the payment of $500,000 owed by CTH to Ullrich Klamm, Ph.D., the Company's Chief Executive Officer.

         Business of the Issuer

         As a result of the sale of most of the Company's assets and liabilities in fiscal 1998, the Company consists of a corporate shell with four assets: (I) approximately $2 million in cash, (ii) an interest in a radiation therapy center under development located in Logan, West Virginia, (iii) a subsidiary (CTI Management Corp.) through which the Company's president provides management services, and (iv) an office condominium located in Hollywood, Florida which is currently rented and listed for sale. The business operations of CTH have been limited to maintaining its properties and to considering proposals presented to CTH regarding the use of the funds for items that may include future operations, liquidation and distribution of assets, and other proposals that may come before it regarding the use of the proceeds of the sale.

         Logan, West Virginia Property

         CTI of West Virginia, Inc. is a wholly-owned subsidiary of CTH. CTI of West Virginia, Inc. owns 51% of the equity of Logan Radiation Therapy, Inc., a Delaware corporation ("LRT") . The other 49% is owned by Hospital Diagnostic Equipment Corp., in which Dr. Klamm has an equity interest. LRT is a 50.5% partner with the Logan Medical Foundation (a not-for-profit hospital; the "Hospital"). The partners have been attempting to establish a radiation therapy center for the treatment of cancer in Logan, West Virginia over the past several years.

         The Company believes that the center may become operational, or that its interest may be sold, during fiscal 2000.

         The Hospital has filed for bankruptcy pursuant to Chapter 11 of the U.S. Bankruptcy Laws, and this has limited the Hospital's ability to make capital contributions to the partnership. As part of the Hospital's reorganization, the Company believes that the Hospital will be required to either (i) affirm its interest in the partnership and bring current its partnership obligations or (ii) abandon its partnership interest.

         The establishment and operation of the Company's business is subject to federal and state laws. These laws may include statutes and regulations governing state Certificate of Need ("CON") Programs, the licensure of health care facilities, services and equipment, and physician investments and compensation arrangements in health care entities to which they refer patients.

         CON programs most often control and regulate the construction of health care facilities, the acquisition of health care facilities and the purchasing of medical equipment. Although such programs vary from state to state, generally an entity must obtain a CON before constructing a health care facility, acquiring major medial equipment or providing certain services. Normally, a grant of a CON is based on various criteria relating to need, giving consideration to the extent to which facilities, equipment or services are available to a specified geographical area and the population of such area. The Company has been granted a CON for the anticipated center in Logan. Approval of the transfer of the CON to any buyer of the West Virginia property will be required .

         CTH's monthly costs attributable to the property approximate $15,000. CTH believes that it will be able to sell its interest in the project to another buyer or buyers.

         Miscellaneous

         The only remaining employees of CTH include Ullrich Klamm, Ph.D., President, and Carol O'Donnell, Secretary. CTH's principal office is maintained at c/o Carol B. O'Donnell, Esq., 540 Joan Drive, Fairfield, CT 06320-2207, and the phone number of the Company is (212) 221-1340.

ITEM 2.  DESCRIPTION OF PROPERTY.

         CTH's property consists of cash, which is maintained on deposit or invested at Nations Bank, and a 3,500 square foot commercial condominium unit located in Hollywood, Florida. The commercial condominium is owned free and clear of any mortgages and is leased to a third party on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended May 31, 1999 to a vote of security holders of the Company through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Common Stock

         The Company's Common Stock commenced trading on the American Stock Exchange Emerging Company Marketplace ("AMEX.ECM") on March 18, 1992, under the symbol "CTH.EC," and ceased trading on the Exchange during the fourth quarter of fiscal 1998. Since October 1998, the Company's shares have been traded in the Over-the-Counter Market Bulletin Board. The quotations set forth below do not necessarily represent actual transactions and do not reflect retail mark ups, mark downs or commissions.

         The following table sets forth for the fiscal periods indicated the high and low reported sales price for the Company's Common Stock on the AMEX.ECM System (through May 31, 1998) and the high and low bid quotes on the OTC Bulletin Board (following May 31, 1998).

                                Fiscal Years Ended May 31,

                           1999                            1998
                      --------------                  --------------

--------------------------------------------------------------------------------
Quarter             High            Low             High           Low
--------------------------------------------------------------------------------
1st Quarter         n/a             N/a             $1.56          $1.56
--------------------------------------------------------------------------------
2nd Quarter         $ .40           $ .00           $1.25          $1.13
--------------------------------------------------------------------------------
3rd Quarter         $ .30           $ .17           $ .94          $ .81
--------------------------------------------------------------------------------
4th Quarter         $ .40           $ .30           $ .44          $ .38
--------------------------------------------------------------------------------

         As of August 17, 1999, the Company's Common Stock was held by 192 shareholders of record. In addition, the Company believes that there are an additional 1,000 holders (approximately) of its Common Stock who hold the shares in "street name."

         In fiscal 1999, the Company paid no dividends on its Common Stock nor does it anticipate paying cash dividends on its Common Stock in the foreseeable future. In the event that the Company changes this policy, future payment of dividends on its Common Stock would depend, among other things, upon the operations and financial condition of the Company.

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

         On May 20, 1998, the Company entered into a purchase agreement (the "Agreement") with Greenstar Holdings, Inc. (the "Buyer") to sell most of the assets and liabilities of the Company to the Buyer or its assignee. The Company sold most of the assets and liabilities of the Company to the Buyer, for which it received $2,310,000 in fiscal 1998. The Buyer's right to assert claims against the Company under the Agreement expired on May 31, 1999. Since the sale of most of the Company's assets and liabilities, each of the Company's lawsuits which had been pending prior to fiscal 1999 were settled or resolved in favor of the Company. The Company incurred approximately $105,000 in connection with the divestiture of its assets and the settlement or defense of its lawsuits during fiscal 1999.

         The Company recorded a gain in its second quarter of fiscal 1999 of $250,000 related to the sale of Deferred Assets (as defined in the Agreement). The Company reported a net operating loss carryforward of $89,000 in 1999, compared to the $3,600,000 net operating loss carryforward reported in fiscal 1998. The extent to which the $3,600,000 net operating loss carryforward is available to the Company is being determined by the Company's tax accountants.

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

         The Company owns a 3,500 square foot commercial condominium in Hollywood, Florida. The condominium is rented to a third party on a month to month basis, and the Company currently generates net rental income in the amount of $3,800 per month. The Company currently has the condominium listed for sale at $325,000.

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

         As a partner, the Company is jointly and severally liable for the liabilities concerning the actions of the Logan partnership and has guaranteed certain liabilities of these partnerships amounting to $595,000 at May 31, 1999. In this connection, the Company could be held responsible for its shares of liabilities arising from the actions of such partnership.

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


                                     PART II

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

                  On July 15, 1999, PricewaterhouseCoopers LLP was dismissed as the Company's principal independent accountant. The firm's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was based on costs, and was approved by the Board of Directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                  DFSH, CPA P.C. is the Company's new accountant effective July 15, 1999.

                               PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names of the directors, their principal occupations, the years in which they became directors and the years in which their terms expire are set forth below.

                                                                             Director    Term
Name                       Age        Principal Occupation                   Since       Expires
----                       ---        --------------------                   -----       -------
Jack W. Buechner           59         Attorney at the Washington,            1993          1998
                                      D.C. law firm of Manatt Phelps
                                      Phillips.  Previously, general
                                      counsel to the governmental
                                      consulting firm of Linton,
                                      Mields, Reisler and Cottone in
                                      Washington, D.C., a partner in
                                      The Hawthorn Group, L.L.C. in
                                      Arlington, Virginia, and
                                      President of the International
                                      Republican Institute, a founda-
                                      tion that promotes democracy
                                      in foreign countries.  From 1986
                                      to 1990, a United States
                                      Representative from the
                                      State of Missouri.

Ullrich Klamm, Ph.D.       60         Chairman of the Board, Chief           1993          1999
                                      Executive Officer, President and
                                      a Director.  Since 1987,
                                      President and a Director of
                                      Hospital Diagnostic Equipment
                                      Corp. ("HDEC"), a private
                                      company that owns and
                                      operates high technology
                                      medical diagnostic equipment,
                                      primarily in rural areas.

Salvatore P. Russo,        69         Health care consultant in              1994          2000
        Ph.D.                         Boston, MA since 1993.  From
                                      1974 until 1993, Administrator
                                      of the Shriners Burns
                                      Institute in Boston, MA,
                                      specializing in children with
                                      severe burns.

        Executive Officers of the Company and Company Subsidiary Who Are Not Directors

Carol B. O'Donnell         42         Secretary of the Company since November 1994. Ms.
                                      O'Donnell has been self-employed as an attorney
                                      specializing in the practice of corporate and securities
                                      law for over ten years.

         Although the directorship of Mr. Buechner was to have expired in 1998, no annual meeting of stockholders was held for the election of directors since November 1997. Accordingly, Mr. Buechner still serves as a director.

         During the fiscal year ended May 31, 1999, the Board of Directors held one formal Board meeting. Each Director of the Company attended more than 75 percent of the meetings of the Board of Directors held during the period when such individual was a Director.

         The Company does not have any standing nominating committee of the Board of Directors.

         The Company has an audit committee of the Board of Directors of which Mr. Buechner is a member. The audit committee performs various functions involving the supervision of the Company's financial affairs, including reviewing the Company's annual audits and overseeing its internal control procedures. During the fiscal year ended May 31, 1999, no meetings of the audit committee were held.

         The Company has a compensation committee of the Board of Directors of which Dr. Russo is a member. During the fiscal year ended May 31, 1999, no meetings of the compensation committee were held.

         The Company also has an executive committee of the Board of Directors of which Mr. Buechner and Dr. Klamm are currently members. The executive committee is empowered to act on behalf of the Board between Board meetings as well as serve as the compensation committee. During the fiscal year ended May 31, 1999, no meetings of the executive committee were held.

         To the best of the Company's knowledge, during the fiscal year ended May 31, 1999 or prior years, no person who was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the registrant registered pursuant to Section 12, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended May 31, 1999, 1998, and 1997 to the Company's Chief Executive Officer and to each of the other most highly compensated Executive Officers of the Company whose aggregate compensation exceeded $100,000 in the fiscal year ended May 31, 1999.

                      Summary Compensation Table
                      --------------------------

                                    Annual Compensation                              Long-Term Compensation
                                    ------------------------------                   ----------------------
(a)                                 (b)     (c)      (d)      (e)           (f)         (g)           (h)        (i)
                                                              Other         Restricted   Securities
                                                              Annual        Stock        Underlying    LTIP      All Other
Name                                Year    Salary   Bonus    Compensation  Award(s)     Option/SARs   Payouts   Comp.
                                            ($)      ($)      ($)           (#)          (#)           ($)       ($)
                                            ---      ---      ---           ---          ---           ---       ---
Ullrich Klamm, Ph.D.                1999    130,000  -        26,600         -           500,000       -          -
         Chairman of the Board,     1998    129,153  -        26,600         -           500,000       -          -
         Chief Executive Officer,   1997    115,250  -        26,400         -           416,667       -          -
         President

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option Values

         The following table sets forth information concerning the value of unexercised stock options at the end of the 1999 fiscal year for the persons named in the Summary Compensation Table.

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


Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         Pursuant to an employment contract with the Company, Dr.
Klamm receives base compensation of $130,000 and may be terminated "at will." Carol B. O'Donnell also serves as secretary of the Company on an "at will" basis.

Compensation of Directors

         All Directors, except Dr. Klamm, are paid directors' fees of $500 per meeting attended and are reimbursed for all out-of-pocket expenses incurred in connection with their duties as directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                              MANAGEMENT

         The following table sets forth, as of August 1, 1999, the number of shares of the Company's Common Stock held of record or beneficially by (i) each person who held of record or was known by the Company to be the beneficial owner of more than 5 percent of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Company's named executive officers, directors and nominees for director and (iv) all executive officers and directors of the Company as a group.

                                     Number of Shares                Percent of
Name of                              of Common Stock                     Shares
Beneficial Owner                    Beneficially Owned(1)       Outstanding (2)
----------------                    ---------------------       ---------------

Ullrich Klamm, Ph.D.                     2,149,958(3)                  56.0%

Jack W. Buechner                             5,000(4)                     *

Salvatore P. Russo, Ph.D.                   11,000(5)                     *

Mercury Capital Holdings, LLC            1,649,958(6)                  49.5%

All officers and directors
 as a group (4 persons)                   2,165,958(7)                 56.2%


*  Represents less than 1% of the outstanding Company Common Stock.

Footnotes from prior page

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such persons within 60 days from August 1, 1999, upon the exercise of options or warrants. Except as otherwise indicated, the nature of the beneficial ownership is record and direct.
(2) Each beneficial owner's percentage ownership is determined by assuming that options or warrants held by such person (but not those held by any other persons) and which may be exercised within 60 days from August 1, 1999 have been exercised.
(3) Consists of 500,000 shares subject to presently exercisable options, and 1,649,958 shares owned by Mercury Capital Holdings, LLC, of which Lucero Capital Holdings, LLC ("Lucero") is a Member. Ullrich Klamm, Ph.D. beneficially owns Lucero.
(4) Includes 5,000 shares subject to presently exercisable options.
(5) Includes 10,000 shares subject to presently exercisable options.
(6) Mercury Capital Holdings, LLC is a limited liability company of which Lucero Capital Holdings, LLC and Holding Capital, LLC are members. Lucero is beneificially owned by Ullrich Klamm.
(7) Includes shares issuable upon exercise of presently exercisable warrants and options, as described in the Notes above. No securities are beneficially owned by Carol Befanis O'Donnell, Secretary of the Company.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             None.


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

             10.1             Employment contract between CTH and
                              Ullrich Klamm, Ph.D (3)

             10.2 Consulting Agreement between Oncology Services Corporation and its affiliates, and Cancer Treatment Holding, Inc., dated January 1, 1995 (4)

             10.3 Loan and Security Agreement between Med Tech Funding Corporation and
                              COPELCO/American Healthfund, Inc. (5)

             10.4 Purchase Agreement among Greenstar Holdings, Inc., Cancer Treatment Holdings, Inc. and Advanced Oncology Services, Inc. dated May 1998. (6)

             21.1             Subsidiaries of the Registrant:

                              CTI Management Corp., a Delaware
                              corporation

                              CTI of West Virginia, Inc., a
                              Florida corporation

             27.1             Financial Data Schedule

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

             (5) Incorporated by reference to the Registrant's Form10-KSB for the fiscal year ended May 31, 1996, as filed with the Securities and Exchange Commission on August 28,1996.

             (6) Incorporated by reference to the Registrant's Form 8-K dated May 29, 1998, as filed with the Securities and Exchange Commission on June 11, 1998.

(b)          Reports on Form 8-K filed during the three months ended
             May 31, 1999.

             There were no reports on Form 8-K filed during the three months ended May 31, 1999.


                              SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Date: August 27, 1999              CANCER TREATMENT HOLDINGS, INC.




                                                By: /s/ Ullrich Klamm, Ph.d
                                                    ---------------------------
                                                    Ullrich Klamm, Ph.D.
                                                    Chairman and Chief Executive
                                                    Officer

                              SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                        Position                       Dated
----------                        --------                       -----

/s/ Ullrich Klamm, Ph.d           Chairman of the Board          August 27, 1999
--------------------------
Ullrich Klamm, Ph.D               Chief Executive Officer

/s/ Carol O'Donnell               Chief Financial Officer        August 27, 1999
--------------------------        and Secretary
Carol O'Donnell

/s/ Salvatore Russo, Ph.D.        Director                       August 27, 1999
--------------------------
Salvatore Russo, Ph.D.

/s/ Jack W. Buechner              Director                       August 27, 1999
--------------------------
Jack W. Buechner

                    CANCER TREATMENT HOLDINGS, INC.


                           AND SUBSIDIARIES

                   CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED MAY 31, 1999 AND 1998

Table of Contents

                                                                     Pages
                                                                     -----

Report of Independent Accountants                                   F-    1

Consolidated Financial Statements:

         Balance Sheets                                             F-    3

         Statements of Discontinued Operations                      F-    4

         Consolidated Statements of Stockholders' Equity            F-    5

         Statements of Cash Flows                                   F-  6-7

         Notes to Consolidated Financial Statements                 F- 8-17

DFSH, CPA P.C.
Denise F. Sugrue, CPA


          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Cancer Treatment Holdings, Inc.
Fairfield, Connecticut

We have audited the accompanying consolidated balance sheet of Cancer Treatment Holdings, Inc. and Subsidiaries as of May 31, 1999, and the related consolidated statements of discontinued operations, stockholders' equity and retained deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Treatment Holdings, Inc. and Subsidiaries as of May 31, 1999, and the results of discontinued operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

On May 29, 1998, the Company sold most of its assets and liabilities. As a result, the Board of Directors intends to consider proposals presented to the Company with respect to future operations, liquidation and distribution of such amounts received from the sale, and other proposals that may come before it regarding the use of such amounts.

DFSH, CPA P.C.
August 6, 1999

P.O. Box 668 Tannersville, N.Y. 12485 Tele (518)734-5167 Fax (518)734-5094

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Cancer Treatment Holdings, Inc.
Fairfield, Connecticut

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of discontinued operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cancer Treatment Holdings, Inc. and its subsidiaries at May 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for the opinion expressed above.

On May 29, 1998, the Company sold most of its assets and liabilities. As a result, the Board of Directors intends to consider proposals to the Company with respect to future operations, liquidation and distribution of such amounts received from the sale, subject to the contingent liabilities under the Agreement, and other proposals that may come before it regarding the use of such amounts.

PricewaterhouseCoopers LLP
September 4, 1998

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
May 31, 1999 and 1998

                                                                        1999                 1998
                                                                  ---------------       ---------------
                                         ASSETS
Cash and cash equivalents                                           $  2,042,810          $    150,516
Receivable from Greenstar Holdings, Inc. (Note 2)                              -             2,160,000
Other receivables                                                         50,000                     -
Prepaid amounts                                                           47,927                     -
Assets held for sale, net (Note 6)                                        13,242                36,104

                                                                  ---------------       ---------------
   Total current assets                                                2,153,979             2,346,620
                                                                  ---------------       ---------------

Property and equipment, net                                              185,837               190,290

                                                                  ---------------       ---------------
   Total assets                                                     $  2,339,816          $  2,536,910
                                                                  ===============       ===============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                    $    147,398          $    260,000
Payroll taxes payable                                                      1,069                     -
Tenant security deposit                                                    3,800                     -

                                                                  ---------------       ---------------
  Total liabilities                                                      152,267               260,000
                                                                  ---------------       ---------------

Commitments and contingencies (Notes 2 and 8)

Stockholders' equity:
  Common stock; $.003 par value, 50,000,000
    shares authorized, 3,495,760 shares issued                            10,487                10,487
  Capital in excess of par value                                       5,163,105             5,163,105
  Accumulated deficit                                                 (2,705,962)           (2,616,601)
                                                                  ---------------       ---------------
                                                                       2,467,630             2,556,991
  Treasury stock:  159,284 shares, at cost                              (280,081)             (280,081)
                                                                  ---------------       ---------------
  Total stockholders' equity                                           2,187,549             2,276,910
                                                                  ---------------       ---------------

  Total liabilities and stockholders' equity                        $  2,339,816          $  2,536,910
                                                                  ===============       ===============

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS for the years ended May 31, 1999 and 1998

                                                                         1999                   1998
                                                                   ----------------       ----------------

Net patient service revenues                                        $            -         $   14,405,601
Other revenues                                                             277,533              1,510,130
                                                                   ----------------       ----------------

  Total revenues                                                           277,533             15,915,731
                                                                   ----------------       ----------------

Operating expenses:
  Direct cost of patient services                                                -              6,848,633
     (primarily payroll and contracted medical services)
  General and administrative                                               571,792             10,073,350
  Depreciation and amortization                                              4,453              1,325,980
                                                                   ----------------       ----------------

  Total operating expenses                                                 576,245             18,247,963
                                                                   ----------------       ----------------

Operating loss                                                            (298,712)            (2,332,232)

Interest expense                                                                 -               (518,597)

Equity in loss of partnerships                                             (40,649)              (450,466)

Minority Interest                                                                -                162,679

Gain (loss) on sale of assets                                              250,000               (932,972)
                                                                   ----------------       ----------------

Loss before taxes                                                          (89,361)            (4,071,588)

Income tax benefit                                                               -                 93,600
                                                                   ----------------       ----------------

Net loss                                                            $      (89,361)        $   (3,977,988)
                                                                   ================       ================

Per share data:

Net loss per share                                                  $        (0.03)        $        (1.19)
                                                                   ================       ================

Weighted average number of shares outstanding                            3,336,476              3,336,476
                                                                   ================       ================

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended May 31, 1999 and 1998

                                                                                 Retained
                                                                Capital          Earnings                          Total
                                     Common Stock              in Excess       (Accumulated      Treasury      Stockholders'
                                Shares        Amount             of Par          Deficit)         Stock            Equity
                                ------        ------             ------          --------         -----            ------

Balance May 31, 1997           3,495,760      $ 10,487         $5,163,105       $1,361,387      $ (280,081)     $ 6,254,898

Net loss                               -             -                  -       (3,977,988)              -       (3,977,988)
                           -------------------------------------------------------------------------------------------------

Balance May 31, 1998           3,495,760        10,487          5,163,105       (2,616,601)       (280,081)       2,276,910

Net loss                               -             -                  -          (89,361)              -          (89,361)
                           -------------------------------------------------------------------------------------------------

Balance May 31, 1999           3,495,760      $ 10,487         $5,163,105      $(2,705,962)     $ (280,081)     $ 2,187,549
                           =================================================================================================

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 1999 and 1998

                                                                         1999                     1998
                                                                   ----------------         ----------------

Cash flows from operating activities:
  Net loss                                                          $      (89,361)          $   (3,977,988)
  Adjustments to reconcile net loss to cash
  used in operating activities:
  Accretion of discount on notes receivable                                      -                  (27,857)
  Depreciation and amortization                                              4,453                1,325,980
  (Gain) loss on sale of assets                                           (250,000)                 932,972
  Provision for uncollectible advances to partnerships                           -                  200,000
  Equity in loss of unconsolidated partnerships                             40,649                  450,466
  Deferred tax expense                                                           -                 (107,400)
  Change in operating assets and liabilities:
    Accounts receivable                                                          -                   25,360
    Other receivables                                                      (50,000)                       -
    Income taxes receivable                                                      -                  227,369
    Assets held for sale                                                    22,862                  (36,104)
    Other current and non-current assets                                   (47,927)                 110,186
    Accounts payable, accrued payroll and related benefits                (107,733)                 671,382
                                                                   ----------------         ----------------

        Net cash used by operating activities                             (477,057)                (205,634)
                                                                   ----------------         ----------------

Cash flows from investing activities:
  Collection of notes receivable                                         2,160,000                  720,002
  Cash received from sale of business                                      250,000                  170,000
  Investments in and advances to partnerships and ventures                 (40,649)                (159,395)
  Acquisition of property and equipment                                          -                  (45,757)
                                                                   ----------------         ----------------

      Net cash provided by investing activities                          2,369,351                  684,850
                                                                   ----------------         ----------------

Cash flows from financing activities:
  Repayments of long-term debt, including revolving
      credit agreements                                                          -              (11,125,263)
  Borrowings for long-term debt, including revolving
       credit agreements                                                         -                9,471,818
                                                                   ----------------         ----------------

      Net cash used in financing activities                                      -               (1,653,445)
                                                                   ----------------         ----------------

Net increase (decrease) in cash and cash equivalents                     1,892,294               (1,174,229)

Cash and cash equivalents at beginning of year                             150,516                1,324,745
                                                                   ----------------         ----------------

Cash and cash equivalents at end of year                            $    2,042,810           $      150,516
                                                                   ================         ================

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended May 31, 1999 and 1998

                                          1999                     1998
                                  ------------------       ------------------
Supplemental disclosures:

Interest paid                      $              -         $        518,500
                                  ==================       ==================

Income taxes paid                  $              -         $              -
                                  ==================       ==================

Non-cash financing and investing activties:

In 1998, the Company sold substantially all of its assets and liabilities. In connection with the transaction, the Company recorded a receivable for a portion of the purchase price, in the amount of $2,160,000 (see Note 2).

In 1998, the Company financed the acquisition of certain equipment through a capital lease agreement, under which the Company recorded capital lease obligations of $1,151,082.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business

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

         As a result of the sale of most of the Company's assets and liabilities on May 29, 1998, the Company consists of a corporate shell with four assets: (i) approximately $2 million in cash, (ii) a 50.5% interest in Logan Radiation Therapy, Inc., which has a 51% partnership interest in a radiation therapy center under development located in Logan, West Virginia, (iii) a subsidiary called CTI Management Corp. formed to provide management services performed by the Company's President (See Note 4), and (iv) an office condominium located in Hollywood, Florida which is currently rented and listed for sale.

2.  Sale of Operations and Future Plans:

         On May 20, 1998, the Company entered into a purchase agreement (the "Agreement") with Greenstar Holdings, Inc. (the "Buyer") to sell substantially all of the assets and liabilities of the Company to the Buyer or its assignee. The Company agreed to sell most of its assets and liabilities to the Buyer for a purchase price of $3,000,000. The Company and the Buyer subsequently negotiated a reduction in the purchase price in the amount of $190,000 and in return, the Company retained ownership of a commercial condominium. In addition, the Buyer agreed to allow the Company to retain ownership of CTI Management Corp. without any further reduction of the purchase price. The sale was broken into two components due to the sale of certain assets of the Company being subject to regulatory approval prior to closing. The assets requiring regulatory approval prior to sale included certain ownership interests in two centers under development that, upon completion, will provide radiation therapy services (collectively referred to as the "Deferred Assets"). The two centers are located in Martinsburg and Logan, West Virginia.

         The Company closed on the sale of substantially all of the assets and liabilities not subject to regulatory approval on May 29, 1998. The Company sold the home health operations to Homecare Holdings, Inc., an assignee of the Buyer, and all other operations were sold to the

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  Sale of Operations and Future Plans, Continued:

         Buyer. In connection with the transaction, the Company recorded a receivable for a portion of the purchase price in the amount of $2,160,000 as of May 31, 1998. This amount was received by the Company on June 3, 1998.

         Under the Agreement, the Company had a contingent liability to the Buyer for a period of one year from the date of closing for certain representations, warranties, indemnities and covenants, as defined in the Agreement. The Company's aggregate liability for the period from the date of closing until May 31, 1999 was not to exceed $1,500,000. In connection with this contingent liability, the Company was required to retain assets in the amount of $1.5 million until May 31, 1999. At May 31, 1999, the Company's obligation to continue to retain funds under the Agreement lapsed. The Company has not been given notice of any open claims that would cause it to continue to be contingently liable.

         The purchase price attributable to the two West Virginia centers was $500,000, or $250,000 per center. The Buyer acquired the Martinsburg center on November 20, 1998. During the second fiscal quarter of 1999, the Buyer was released of its obligation to buy and the Company was released of its obligation to sell the Logan center. The Company is continuing its efforts to sell its interest in the Logan center. The Company has classified the net book value of its interest in the Logan, West Virginia center as "Assets held for sale, net" at May 31, 1999 and 1998 (See Note 6).

         The Company's Board of Directors intends to consider proposals presented to the Company regarding the proceeds received pursuant to the Agreement. Such proposals may include future operations, liquidation and distribution of such amounts received, and any other proposals that may come before it regarding the use of proceeds of the sale.

3.  Significant Accounting Policies:

         As a result of the sale of operations described in Note 2, the Company will no longer be operating in the health care business. Accordingly, the statement of operations for the years ending May 31, 1999 and 1998 represent discontinued operations.

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

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Significant Accounting Policies, Continued:

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

         Home health care services were provided to primarily Medicare patients. Approximately 92% of net patient service revenues for fiscal 1998 were derived from services provided to home healthcare patients who are Medicare beneficiaries. The Company participated in the Medicare program under which services rendered to Medicare program beneficiaries are reimbursed based on cost-reimbursement principles and are subject to audit and retroactive adjustment by the respective Medicare program fiscal intermediary. Differences between the estimated settlements and final amounts are recognized as increases or decreases in net patient service revenues in the year of settlement.

         Other revenues at May 31, 1998 included billing/collection, management and consulting services for various radiation therapy centers and management and/or consulting fees from the centers which the Company managed or for which the Company provided consulting services. Management fees were principally based on a percentage of collections with annual maximum fees. Consulting fees were recognized over the term of the consulting agreement. The Company also provided centralized billing and collection services for various centers.

         Other revenues at May 31, 1999 included management services provided through CTI Management Corp., a wholly owned subsidiary, and rent collected on the commercial condominium in Florida. Other revenues also included interest and dividend income of $81,289 and $187,488 in 1999 and 1998, respectively.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Significant Accounting Policies, Continued:

         Property and Equipment

         Property and equipment is stated at cost and depreciated over its estimated useful lives ranging from five to forty years using the straight-line method. Leasehold improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Upon disposition, the cost and accumulated depreciation of property and equipment are removed from the accounts and any gain or loss is reflected in the statement of discontinued operations.

         At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows expected to result from the use of the assets and its eventual disposition, the Company reviews certain long-lived assets, such as property and equipment and certain identifiable intangible assets (including goodwill) for impairment. In fiscal year 1998, as a result of the Company anticipating entering into the Agreement (See Note 2), the Company recorded a charge to operations of $739,000, included in operating expenses. Such amount represents the estimated impairment of property and equipment principally related to an office condominium owned by the Company and certain identifiable intangible assets.

         Income Taxes

         Deferred income taxes are provided based on the estimated future tax effects or differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

         Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation expense for qualified and non-qualified stock options granted under the Company's stock option plan is generally measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount an employee must pay to acquire the stock. No charge has been reflected in the statement of discontinued operations at May 31, 1998 as a result of the grant of stock options, as the exercise price of the options equals or exceeds the market value of the Company's stock on the date of options are granted. The Company granted no other such options during the year ended May 31, 1999.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Significant Accounting Policies, Continued:

         Per Share Data

         Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options and warrants. The Company's outstanding options were not assumed exercised for fiscal years 1998 or 1999 because such options were anti-dilutive for such periods.

         Concentrations

         Financial instruments which potentially subject the Company to credit risks are cash accounts with major financial institutions in excess of FDIC insurance limits. This financial institution has a strong credit rating and management believes the credit risks related to the account are minimal.

         New Pronouncements

         The Company does not expect the effect of the implementation of any new pronouncements by the Financial Accounting
         Standards Board (FASB) or other standard setting bodies will have a material impact on the Company's financial statements based on its current status of operations.

4.  Consulting and Option Agreements:

         The Company's President is required to perform management services pursuant to an agreement between the Company and Oncology Services Corporation ("OSC"), Oncology Service Corporation of Tampa, Inc. ("OSC of Tampa"), and Tampa Oncology Services, P.A. (together "OSC"), which the Company subsequently assigned to CTI Management Corp., a wholly owned subsidiary. As a result, the Company is entitled to receive $150,000 per year. At May 31, 1999, there were 71 unpaid installments for past and future services under the agreement. Since February 28, 1999, OSC has been in default in their payments under the agreement, but has acknowledged that the Company's President has fully performed his obligations under the agreement. Under the assignment, monthly payments for the remainder of the obligation shall be in the amount of $6,200 to $12,500 based on the number of radiation therapy procedures performed at OSC's Tampa center. The agreement further grants CTI Management Corp. a security interest in all of the assets of the Tampa center as collateral for the agreement. As such, the Company has not created any reserve for the $50,000 in arrears at May 31, 1999.

         In May 1996, the Company sold all of its interest in a radiation therapy center under development in Yonkers, New York (the "Yonkers Center") and entered into various agreements related to the sale. No amounts were recorded into income at the time of the transaction to the contingencies related to the collectibility of such amounts. In fiscal year 1998, these agreements were

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Consulting and Option Agreements, Continued:

         restructured. As a result, the Company received $300,000 in fiscal year 1998 as reimbursement for expenses incurred in the development of the Yonkers Center. As a result of the renegotiated agreements, the Company would receive $250,000 annually in fees over the next three years and $100,000 annually in fees over the subsequent two years.

         In addition, in fiscal year 1998, the Company sold an option to a third party for $550,000 to acquire the Company's 50% interest in one of its radiation therapy centers for $3,500,000 or eight times one half of the prior year's net earnings, whichever is greater. The Company recorded income under such option of $219,997 including interest income of $55,617 during fiscal year 1998 in connection with such option.

         In fiscal year 1998, the Company also restructured other management, consulting and billing, and collection agreements related to two centers sold in fiscal year 1995 and an interest in one center sold in fiscal year 1996. As a result of the restructuring of such agreements, the Company was entitled to receive $172,800 annually in consulting fees through September 2006.

         The residual obligations and future interests in the agreements described in the above three paragraphs were transferred in connection with the sale of the Company's operations described in Note 2.

5.  Property and Equipment:

         Property and equipment consists of the following at May 31, 1999 and 1998:

                                                           1999          1998
                                                           ----          ----

         Land                                            $ 33,000      $ 33,000

         Buildings and leasehold improvements             631,707       631,707
                                                          -------       -------
                                                          664,707       664,707

         Less accumulated depreciation                    478,870       474,417
                                                          -------       -------

                                                         $185,837      $190,290
                                                          =======       =======

         The asset consists of an office condominium unit owned by the Company which is leased under a month to month lease agreement. Rental income for the fiscal years 1999 and 1998 amounted to $46,000 and $93,083, respectively. The Company incurred rental property expense of $15,065 and $40,148 during fiscal years 1999 and 1998, respectively, which includes annual depreciation expense of $4,453 and $16,667.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  Assets Held for Sale, Net:

         Assets held for sale, net, in the amount of $13,242 and $36,104 at May 31, 1999 and 1998, respectively, consist of the Company's interest in certain assets and liabilities related to the Company's 25.75% general partnership interest in the partnership developing the radiation center in Logan, West Virginia. At May 31, 1999, the assets and liabilities of the partnership consist of the following:

                                                        1999             1998
                                                         ----             ----

         Cash                                        $    88,167    $    53,099
         Other assets, including capitalized leases      168,410        165,344
         Equipment subject to capital leases             972,847      1,072,847
         Capital lease obligations                    (1,177,998)    (1,151,082)
                                                     -----------    -----------

         Net equity in partnership                   $    51,426    $   140,208
                                                     ===========    ===========


7.  Income Taxes:

         The income tax benefit for the years ended May 31, 1999 and 1998 consist of the following:

                                                        1999            1998
                                                        ----            ----

         Current:
                  Federal                             $ -0-            $13,800
                  State                                 -0-               -0-
                                                      ------        ----------
                                                        -0-             13,800

         Deferred:
                  Federal                               -0-           (83,400)
                  State                                 -0-           (24,000)
                                                      ------        ----------
                                                        -0-          (107,400)

         Income tax benefit                           $ -0-         $ (93,600)
                                                      ======        ==========

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Income Taxes, Continued:

         The reconciliation between the statutory charge for income taxes and the actual income tax benefit for the years ended May 31, 1999 and 1998 is shown in the following table:

                                                                     1999             1998
                                                                     ----             ----
         Computed expected tax expense:                            $ (18,600)    $ (1,384,340)
                  State income taxes                                 ( 8,000)         (24,000)
                  Change in valuation allowance                       26,600        1,267,600
                  Goodwill and other nondeductible expenses                -           34,700
                  Other, net                                               -           12,440
                                                                   ---------     ------------

         Effective income tax benefit                              $(    -0-)    $    (93,600)
                                                                   =========     ============

         The significant components of the deferred tax assets and liabilities as of May 31, 1999 and 1998, were as follows:

                                                      1999             1998
                                                      ----             ----

         Deferred tax assets:
                  NOL carryforward                  $(26,600)     $(1,450,000)
                  Valuation allowance                 26,600       (1,450,000)
                                                     -------       ----------
                                                    $(  -0- )      (    -0-  )
                                                     -------       ----------

         As of May 31, 1999, the Company had a federal and state net operating loss carryforward of $89,000 which expires in 2014. The Company provides a valuation allowance, because in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.

8.  Commitments and Contingencies:

         As a principal of Logan Radiation Therapy, Inc. ("LRT"), a partner in the Southern West Virginia Cancer Treatment Center ("Logan"), the Company has guaranteed certain Copelco Capital, Inc. ("Copelco") lease liabilities of Logan amounting to $595,000 as of May 31, 1999. In this connection, the Company could be held responsible for 50.5% of any and all liabilities arising from the actions of the partnership. Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws and has ceased making required capital contributions to Logan. Accordingly, Logan's lease payments to Copelco are in default. Copelco has not taken any action to proceed against the Company's guarantee or served any notice of default.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Employee Benefit Plan:

         The Company established an Employee Benefit Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. The Plan was terminated by the Company upon the sale transaction with Greenstar Holdings, Inc. as of May 31, 1998 (See Note 2). The Plan allowed all full time employees to defer up to 15% of their income on a pre-tax basis through contributions to the Plan. Employer contributions were matched by the Company as deemed advisable by the Executive Compensation Committee. For fiscal year 1998, the Company's expense related to matching contributions amounted to approximately $112,000.

10.  Warrants, Stock Options and Treasury Stock:

         The Company granted stock options to officers and directors during fiscal years ending May 31, 1998 and prior. All options were granted at or above prevailing market prices and are exercisable over terms of up to six years. During fiscal year ending May 31, 1999, no options were granted by the Company.

         A summary of the status of the Company's stock option plan as of May 31, 1999 and 1998, and changes during the years then ended is presented below:

                                                       1999                                1998
                                            --------------------------          --------------------------
                                                              Weighted                            Weighted
                                                              Average                             Average
                                                              Exercise                            Exercise
                                            Shares            Price            Shares             Price
                                            ------            --------         ------             --------
Outstanding at beginning of year            1,152,500         $ 4.25           1,167,500         $ 4.25

Granted                                        -0-              -0-               55,000           3.28

Expired                                      (622,500)          4.37             (70,000)          3.50
                                            ---------         ------           ---------         ------

Outstanding at end of year                    530,000         $ 4.14           1,152,500         $ 4.25
                                            ---------         ------           ---------         ------

Weighted-average fair value of
 options granted during the year            $   -0-                            $    1.14
                                            =========                          =========

         At May 31, 1999, the Company had reserved 530,000 shares of its Common Stock for issuance upon the exercise of all outstanding options. Exercise prices range from $1.69 to $5.00 at May 31, 1999.

CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Warrants, Stock Options and Treasury Stock, Continued:

         Had compensation cost for awards under the Company's stock option plan during the year ended May 31, 1998 been determined based on the fair value at the grant dates rather than utilizing the intrinsic value method, the Company's net loss per share at May 31, 1999 and 1998 would have been increased to the pro forma amounts indicated below:

                                                        1999             1998
                                                        ----             ----
         Pro forma net loss
          As reported                                $( 89,361)     $(3,977,988)
          Pro forma                                  $(134,162)     $(4,078,778)

         Pro forma net loss per share
          As reported                                $    (.03)       $   (1.19)
          Pro forma                                  $    (.03)       $   (1.22)

         The fair value of each option granted under the Company's stock option plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 1998 and 1997: no dividend yield based on the Company's current dividend policy; expected volatility of the underlying stock of 119%; risk free interest rates of 5.8% and expected lives of the options of 4.4 to 10 years based on the related vesting periods.