Form 10QSB
period 1999-08-31
CANCER TREATMENT HOLDINGS INC
filed 1999-10-15
CIK 832092

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the quarterly period ended August 31, 1999

[   ] Transition report under Section 13 or 15(d) of the Exchange Act
          For the transition period from             to           .
                                         -----------    ----------

Commission file number 1-11062


                         CANCER TREATMENT HOLDINGS, INC.
                         -------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

          Nevada                                                87--410907
---------------------------------                          -------------------
(State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                          Identification No.)


       c/o Carol O'Donnell, Esq., 540 Joan Drive, Fairfield, CT 06430-2207
       -------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 221-1340
                           ---------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]     No  [   ].

         The number of shares outstanding of each of the issuer's classes of common equity, as of October 7, 1999 was 3,336,476.

Transitional Small Business Disclosure Format

(Check One):  Yes [    ]   No [ X ]

                         CANCER TREATMENT HOLDINGS, INC.




                                      INDEX


                                                                           Page
PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements:

              Consolidated Balance Sheets as of August 31,
              1999 and May 31, 1999                                         2

              Consolidated Statements of Discontinued Operations for the
              Three Months Ended August 31, 1999 and 1998                   3

              Consolidated Statements of Cash Flows for the
              Three Months Ended August 31, 1999 and 1998                   4

              Notes to Consolidated Financial Statements                    5


     Item 2.  Management's Discussion and Analysis of
              Consolidated Financial Condition and Results
              of Discontinued Operations                                    6


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              7

SIGNATURES                                                                  7

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      August 31,        May 31,
                                                         1999            1999
                                                     -----------       ---------
                                                     (Unaudited)
             ASSETS
Cash and cash equivalents                            $ 1,897,685     $ 2,042,810
Other receivables                                         68,600          50,000
Prepaid amounts                                           28,718          47,927
Assets held for sale, net                                 (1,584)         13,242
                                                     -----------     -----------
         Total current assets                          1,993,418       2,153,979

Property and equipment, net                              184,724         185,837
                                                     -----------     -----------
         Total assets                                $ 2,178,142     $ 2,339,816
                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                     $    32,433      $  147,398
Payroll taxes payable                                        197           1,069
Tenant security deposit                                    3,800           3,800
                                                     -----------     -----------
         Total liabilities                                36,430         152,267
                                                     -----------     -----------

Stockholders' equity:
   Common stock, $.003 par value, 50,000,000
    shares authorized, 3,495,760 shares issued            10,487          10,487
   Capital in excess of par value                      5,163,105       5,163,105
   Accumulated deficit                                (2,751,799)     (2,705,962)
                                                     -----------     -----------
                                                       2,421,793       2,467,630
   Treasury stock:  159,284 shares, at cost             (280,081)       (280,081)
                                                     -----------     -----------
   Total stockholders' equity                          2,141,712       2,187,549
                                                     -----------     -----------

   Total liabilities and stockholders' equity        $ 2,178,142     $ 2,339,816
                                                     ===========     ===========


          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (UNAUDITED)


                                                      August 31,     August 31,
                                                         1998           1998
                                                      ----------     ----------

Other revenues                                       $   58,027     $   75,390

Operating expenses:
   General and administrative                            78,969        154,876
   Depreciation and amortization                          1,113          1,113
                                                     ----------     ----------

   Total operating expenses                              80,082        155,989
                                                     ----------     ----------

Operating loss                                          (22,055)       (80,599)

Equity in loss of partnerships                          (14,826)       (12,408)
                                                     ----------     ----------

Loss before taxes                                       (36,881)       (93,007)

Provision for income taxes                               (8,956)              -
                                                     ----------     ----------

Net loss                                             $  (45,837)     $ (93,007)
                                                     ==========     ==========

Per share data:

Net loss per share                                   $    (0.01)     $   (0.03)
                                                     ==========     ==========

Weighted average number of shares outstanding         3,336,476      3,336,476
                                                     ==========     ==========


          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (UNAUDITED)



                                                                  August 31,      August 31,
                                                                     1999            1998
                                                                  ----------      ----------

Cash flows from operating  activities
  Net loss                                                       $   (45,837)     $  (93,007)
  Adjustments to reconcile net loss to cash provided by
 (used in) operating activities:
  Depreciation and amortization                                        1,113           1,113
  Equity in loss of unconsolidated partnerships                       14,826          12,408
  Change in operating assets and liabilities:
    Accounts receivable                                                    -       2,160,000
    Other receivable                                                 (18,600)              -
    Other current and non-current assets                              32,452          (7,600)
    Accounts payable, accrued payroll and related benefits          (114,253)       (190,863)
                                                                 -----------     -----------

         Net cash provided (used) by operating entities             (130,299)      1,882,051

Cash flows from investing activities:
  Investments in and advances to partnerships and ventures           (14,826)        (11,857)
                                                                 -----------     -----------

    Net cash used in investing activities                            (14,826)        (11,857)

Net increase (decrease) in cash and cash equivalents                (145,125)      1,870,194

Cash and cash equivalents at beginning of period                   2,042,810         150,516
                                                                 -----------     -----------

Cash and cash equivalents at end of period                       $ 1,897,685     $ 2,020,710
                                                                 ===========     ===========


          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Item 1.  FINANCIAL STATEMENTS

         1. Preparation of Financial Statements

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of discontinued operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 1999. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of discontinued operations for such interim periods presented. The results of operations for the three months ended August 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1999 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         2. Contingencies

         As a principal of Logan Radiation Therapy, Inc. ("LRT"), a partner of the Southern West Virginia Cancer Treatment Center ("Logan"), the Company has guaranteed certain Copelco Capital, Inc. ("Copelco") lease liabilities of Logan amounting to $613,832 as of August 31, 1999. Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws and has ceased making required capital contributions to Logan. Accordingly, Logan's lease payments to Copelco are in default, but Copelco has waived Logan's obligations to make all lease payments for an indefinite period of time.

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
        FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

         1. Results of Operations

         As a result of the sale of most of the Company's assets and liabilities on May 29 and November 20, 1998, the Company consists of a corporate shell with four assets:

         1.  Approximately $1.9 million in cash.
         2. 50.5% interest in Logan Radiation Therapy, Inc. ("Logan"), which has a 51% partnership interest in a radiation therapy center under development located in Logan, West Virginia.
         3. A subsidiary called CTI Management Corp. formed for the president of the Company to provide billing and management services.
         4. A 3,500 square foot office condominium located in Hollywood, Florida. The office is vacant and listed for sale.

         The Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws. As a result of the bankruptcy, the Hospital is required to either reaffirm or not reaffirm its contractual obligations. LRT and the Hospital have offered a one-third interest in the Logan venture to St. Mary's Hospital of Huntington, WV. If St. Mary's Hospital accepts the offer, the Hospital will reaffirm its contractual obligation and development of the center will resume. If the Hospital does not reaffirm its obligations, LRT intends to exercise its option to acquire the Hospital's interest in the venture, which LRT may do on favorable terms.

         The Company, through a wholly-owned subsidiary, provides consulting services rendered by its President for which it expects to receive $150,000 annually in fees over the subsequent six years.

         The Company's Board of Directors intends to consider proposals presented to the Company regarding the proceeds which it received from the 1998 sale of its assets. Such proposals may include future operations, liquidation and distribution of such amounts received, and other proposals that may come before it regarding the use of proceeds of the sale.

Liquidity and Capital Resources

         As of August 31, 1999, the Company had cash of $1,897,685. The Company's cash has been invested in the Nations Prime Money Market Fund maintained at Nations Bank.

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

         Except for those items discussed above and in the Company's latest Form 10-KSB for the year ended May 31, 1999, there are no existing material sources of liquidity available to the Company or material commitments for capital expenditures. There are no material trends, favorable or unfavorable, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.



                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:  27.  Financial Data Schedule (appears on page 8)

         (b)  Current Report on Form 8-K:  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CANCER TREATMENT HOLDINGS, INC.

October 14, 1999                    By: /s/ Ullrich Klamm, Ph.D.
                                        --------------------------
                                            Ullrich Klamm, Ph.D.,
                                            Chairman and Chief Executive Officer

                                    By: /s/ Carol Befanis O'Donnell
                                        ---------------------------
                                           Carol Befanis O'Donnell
                                           Secretary