Form 10QSB
period 1999-11-30
CANCER TREATMENT HOLDINGS INC
filed 2000-01-14
CIK 832092

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the
    Securities Exchange Act of 1934
          For the quarterly period ended November 30, 1999

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from                 to                      .
                                   ---------------    --------------------

Commission file number 1-11062
                       -------


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

         The number of shares outstanding of each of the issuer's classes of common equity, as of January 13, 1999 was 3,336,476.

Transitional Small Business Disclosure Format

(Check One):  Yes [    ]   No [ X ]

                         CANCER TREATMENT HOLDINGS, INC.

                                      INDEX

                                                                          Page

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements:

             Consolidated Balance Sheets as of November 30,
             1999 and May 31, 1999                                         2

             Consolidated Statements of Discontinued Operations for the
             Six Months Ended November 30, 1999 and 1998                   3

             Consolidated Statements of Cash Flows for the
             Six Months Ended November 30, 1999 and 1998                   4

             Notes to Consolidated Financial Statements                    5


    Item 2.  Management's Discussion and Analysis of Consolidated
             Financial Condition and Results of Discontinued Operations    6


PART II.  OTHER INFORMATION

    Item 5.  Other Information                                             7

    Item 6.  Exhibits and Reports on Form 8-K                              7

SIGNATURES                                                                 7

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            November 30,                May 31,
                                                                1999                     1999
                                                            -----------                 -------
                                                            (Unaudited)
                      ASSETS
Cash and cash equivalents                                   $ 1,843,778              $ 2,042,810
Other receivables                                                87,200                   50,000
Prepaid amounts                                                   7,562                   47,927
Assets held for sale, net                                      (16,994)                   13,242
                                                            -----------                ---------
         Total current assets                                 1,921,546                2,153,979

Property and equipment, net                                     183,610                  185,837
                                                            -----------                ---------
         Total assets                                       $ 2,105,156              $ 2,339,816
                                                            -----------                ---------
                                                            -----------                ---------

 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                            $    35,724               $  147,398
Payroll taxes payable                                               397                    1,069
Tenant security deposit                                               -                    3,800
                                                            -----------                ---------
         Total liabilities                                       36,121                  152,267
                                                            -----------                ---------

Stockholders' equity:
   Common stock, $.003 par value, 50,000,000
    shares authorized, 3,495,760 shares issued                   10,487                   10,487
   Capital in excess of par value                             5,163,105                5,163,105
   Accumulated deficit                                      (2,824,476)              (2,705,962)
                                                            -----------                ---------
                                                              2,349,116                2,467,630
   Treasury stock:  159,284 shares, at cost                   (280,081)                (280,081)
                                                            -----------                ---------
   Total stockholders' equity                                 2,069,035                2,187,549
                                                            -----------                ---------

   Total liabilities and stockholders' equity               $ 2,105,156              $ 2,339,816
                                                            -----------                ---------
                                                            -----------                ---------



          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



                                                     November 30,                November 30,
                                                         1999                         1998
                                                     ------------                ------------
Other revenues                                    $     101,779                 $    127,784

Operating expenses:
   General and administrative                           178,874                      290,229
   Depreciation and amortization                          2,226                        2,226
                                                  -------------                 ------------

   Total operating expenses                             181,100                      292,455
                                                  -------------                 ------------

Operating loss                                         (79,321)                    (164,671)

Equity in loss of partnerships                         (30,236)                     (26,323)

Gain on sale of assets                                       -                      250,000
                                                  -------------                 ------------

Income (loss) before taxes                            (109,558)                      59,006

Income tax expense                                      (8,956)                           -
                                                  -------------                 ------------

Net income (loss)                                 $   (118,514)                 $     59,006
                                                  -------------                 ------------
                                                  -------------                 ------------

Per share data:

Net income (loss) per share                       $      (0.04)                 $       0.02
                                                  -------------                 ------------
                                                  -------------                 ------------

Weighted average number of shares outstanding         3,336,476                    3,336,476
                                                  -------------                 ------------
                                                  -------------                 ------------


          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                      November 30,             November 30,
                                                                          1999                     1998
                                                                      ------------             ------------

Cash flows from operating activities
  Net income (loss)                                                 $    (118,514)            $    59,006
  Adjustments to reconcile net loss to cash
  used in operating activities:
  Depreciation and amortization                                              2,226                  2,226
  Gain on sale of assets                                                         -              (250,000)
  Equity in loss of unconsolidated partnerships                             30,236                 26,323
  Change in operating assets and liabilities:
    Other receivables                                                     (37,200)                      -
    Other current and non-current assets                                    40,366               (17,567)
    Accounts payable, accrued payroll and related benefits               (116,146)              (167,180)
                                                                     -------------             ----------

         Net cash used by operating entities                             (199,032)              (347,192)

Cash flows from investing activities:
  Cash received from sale of business                                            -              2,410,000
  Investments in and advances to partnerships and ventures                       -               (17,787)
                                                                     -------------             ----------

    Net cash provided by investing activities                                    -              2,392,213

Net increase (decrease) in cash and cash equivalents                     (199,032)              2,045,021

Cash and cash equivalents at beginning of period                         2,042,810                150,516
                                                                     -------------             ----------

Cash and cash equivalents at end of period                          $    1,843,778            $ 2,195,537
                                                                     -------------             ----------
                                                                     -------------             ----------




          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1.  FINANCIAL STATEMENTS

1.       Preparation of Financial Statements

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of discontinued operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 1999. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of discontinued operations for such interim periods presented. The results of operations for the six months ended November 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1999 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.       Contingencies

         As a principal of Logan Radiation Therapy, Inc. ("LRT"), a partner of the Southern West Virginia Cancer Treatment Center ("Logan"), the Company has guaranteed certain Copelco Capital, Inc. ("Copelco") lease liabilities of Logan amounting to $628,591 as of November 30, 1999. Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws and has ceased making required capital contributions to Logan. Accordingly, Logan's lease payments to Copelco are in default, but Copelco has waived Logan's obligations to make all lease payments for an indefinite period of time.

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

         The Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws. As a result of the bankruptcy, the Hospital is required to either reaffirm or not reaffirm its contractual obligations. LRT and the Hospital have offered a one-third interest in the Logan venture to St. Mary's Hospital of Huntington, WV, which has accepted the offer subject to confirmation by its Board of Trustees. If the offer is confirmed, the Hospital will reaffirm its contractual obligation and development of the center will resume. If the Hospital does not reaffirm its obligations, LRT intends to exercise its option to acquire the Hospital's interest in the venture, which LRT may do on favorable terms.

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

Liquidity and Capital Resources

         As of November 30, 1999, the Company had cash of $1,843,778. The Company's cash has been invested in the Nations Prime Money Market Fund maintained at Nations Bank.

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

Item 5.  OTHER INFORMATION:  None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:  27.  Financial Data Schedule (appears on page 8)

         (b) No reports on Form 8-K were filed by the Company during the three months ended November 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CANCER TREATMENT HOLDINGS, INC.

January 13, 2000                    By: /s/ Ullrich Klamm, Ph.D.
                                        ------------------------
                                        Ullrich Klamm, Ph.D.,
                                        Chairman and Chief Executive Officer

                                    By: /s/ Carol Befanis O'Donnell
                                        ------------------------
                                        Carol Befanis O'Donnell
                                        Secretary