Form 10QSB
period 2000-02-29
CANCER TREATMENT HOLDINGS INC
filed 2000-04-14
CIK 832092

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2000

[ ]    Transition report under Section 13 or 15(d) of the Exchange Act
           For the transition period from                 to                  .

Commission file number 1-11062


                         CANCER TREATMENT HOLDINGS, INC.
       ------------------------------------------------------------------
       (Exact name of Small Business Issuer as Specified in Its Charter)

Nevada                                                      87-0410907
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)


       c/o Carol O'Donnell, Esq., 540 Joan Drive, Fairfield, CT 06430-2207
      --------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 221-1340
                              --------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ] .

         The number of shares outstanding of each of the issuer's classes of common equity, as of April 10, 2000 was 3,336,476.

Transitional Small Business Disclosure Format

(Check One):  Yes [    ]   No [ X ]

                         CANCER TREATMENT HOLDINGS, INC.



                                      INDEX


                                                                                     Page
                                                                                     ----

PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of February 29,
                  2000 and May 31, 1999                                                 2

                  Consolidated Statements of  Operations for the Nine Months
                  Ended February 29, 2000 and February 28, 1999                         3

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended February 29, 2000 and February 28, 1999                         4

                  Notes to Consolidated Financial Statements                            5


         Item 2.  Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations                         5


PART II.  OTHER INFORMATION

         Item 5.  Other Information                                                     7

         Item 6.  Exhibits and Reports on Form 8-K                                      7

SIGNATURES                                                                              7


                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  February 29,        May 31,
                                                      2000              1999
                                                  ------------        --------
                                                  (Unaudited)

                 ASSETS
Cash and cash equivalents                         $ 1,606,179       $2,042,810
Other receivables                                     105,800           50,000
Prepaid amounts                                        22,578           47,927
Loans and exchanges                                   130,000                -
Assets held for sale, net                             (26,809)          13,242
                                                  -----------       ----------
         Total current assets                       1,837,748        2,153,979

Patent acquisition costs                               17,770                -
Property and equipment, net                           182,497           185,837
                                                  -----------       -----------
         Total assets                             $ 2,038,015        $2,339,816
                                                  ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                  $    35,513        $  147,398
Payroll taxes payable                                     197             1,069
Tenant security deposit                                     -             3,800
                                                  -----------        ----------
          Total liabilities                            35,710           152,267
                                                  -----------        ----------

Stockholders' equity:
   Common stock, $.003 par value, 50,000,000
    shares authorized, 3,495,760 shares issued         10,487            10,487
   Capital in excess of par value                   5,163,105         5,163,105
   Accumulated deficit                             (2,891,206)       (2,705,962)
                                                  -----------        ----------
                                                    2,282,386         2,467,630
   Treasury stock:  159,284 shares, at cost          (280,081)         (280,081)
                                                  -----------        ----------
   Total stockholders' equity                       2,002,305         2,187,549
                                                  -----------        ----------

   Total liabilities and stockholders' equity     $ 2,038,015        $2,339,816
                                                  ===========        ==========

          See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (UNAUDITED)




                                            February 29,         February 28,
                                                2000                1999
                                           ------------        ------------
Other revenues
                                           $    143,529         $   198,990
Operating expenses:
   General and administrative                   285,382             426,329
   Depreciation and amortization                  3,340               3,340
                                           ------------         -----------
   Total operating expenses                     288,722             429,669
                                           ------------         -----------

Operating loss                                 (145,193)           (230,679)

Equity in loss of partnerships                  (40,051)            (31,530)

Gain on sale of assets                                -             250,000
                                            -----------         -----------
Net loss                                    $  (185,244)         $  (12,209)
                                            ===========         ===========
Per share data:

 Net loss per share                         $     (0.06)         $    (0.00)
                                            ===========          ==========

Weighted average number of shares
  outstanding                                 3,336,476           3,336,476
                                            ===========          ==========


         See accompanying notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (UNAUDITED)



                                                                February 29,        February 28,
                                                                   2000                1999
                                                                ------------        -----------
Cash flows from operating activities:
 Net loss                                                       $ (185,244)          $  (12,209)
 Adjustments to reconcile net loss
  to cash used in operating activities:
    Depreciation and amortization                                    3,340                3,340
    Gain on sale of assets                                               -             (250,000)
    Equity in loss of unconsolidated partnerships                   40,051               31,529
    Change in operating assets and liabilities:
      Other receivables                                            (55,800)             (37,500)
      Other current and non-current assets                        (104,651)             (22,276)
      Accounts payable, accrued payroll and related
       benefits                                                   (116,557)            (163,754)
                                                                ----------           ----------
          Net cash used by operating entities                     (418,861)            (450,870)
                                                                 ----------          ----------
Cash flows from investing activities:
  Investment in patents                                            (17,770)                   -
  Cash received from sale of business                                    -            2,410,000
  Investments in and advances to partnerships and
  ventures                                                               -              (17,250)
                                                                ----------           ----------
         Net cash provided by investing activities                 (17,770)           2,392,750
                                                                ----------           ----------

Net increase (decrease) in cash and cash equivalents              (436,631)           1,941,880

Cash and cash equivalents at beginning of period                 2,042,810              150,516
                                                               -----------           ----------
Cash and cash equivalents at end of period                     $ 1,606,179           $2,092,396
                                                               ===========           ==========



                 See accompanying notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1.  FINANCIAL STATEMENTS

1.       Preparation of Financial Statements

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 1999. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the nine months ended February 29, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 1999 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.       Contingencies

         As a principal of Logan Radiation Therapy, Inc. ("LRT"), a partner of the Southern West Virginia Cancer Treatment Center ("Logan"), the Company has guaranteed certain Copelco Capital, Inc. ("Copelco") lease liabilities of Logan amounting to $645,580 as of February 29, 2000. Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws and has ceased making required capital contributions to Logan. Accordingly, Logan's lease payments to Copelco are in default, but Copelco has not pursued Logan's obligations to make all lease payments. (See also, Item 2. Section 1. - Results of Operations.)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       Results of Operations

         During the quarter ended February 29, 2000, the Company has pursued one new business opportunity. On February 25, 2000, the Company (through Global Patent Development Corporation, a newly formed subsidiary; "Global") has applied for a patent in South Africa for an invention relating to a method and device for on-site generation of chlorine and related gases. A prototype unit of the device is currently being built and test results should become available before the end of calendar year 2000.

         Chlorine gas is considered a hazardous substance and its transport and storage is strictly regulated to avoid accidental spills. The new device would prevent this hazard by enabling users to manufacture chlorine on-site and when needed at a competitive cost. The Company believes that there would be demand for the new device from water utilities and industrial users of chlorine.

         As previously reported, the Company sold substantially all of its assets and liabilities on May 29, 1998 and November 20, 1998. As a result, the Company currently has four additional assets:

         1.   Approximately $1.6  million in cash.
         2. A 50.5% interest in Logan Radiation Therapy, Inc. ("LRT"), which has a 51% partnership interest in a radiation therapy center under development located in Logan, West Virginia.
         3. A subsidiary called CTI Management Corp. formed for the president of the Company to provide billing and management services.
         4. A 3,500 square foot office condominium located in Hollywood, Florida. The office is vacant and listed for sale.

         The Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws. The Hospital has announced that its expects a reorganization plan to become effective on or about June 30, 2000, in which event the Hospital will be discharged from bankruptcy. The Hospital also announced that it plans to affiliate with Genesis Affiliated Health Services, Inc., a West Virginia hospital chain ("Genesis"). Following the Hospital's discharge from bankruptcy, Genesis, the Hospital and LRT intend to form a new entity which will acquire equal shares in Logan and the building which Logan currently occupies. Subsequently, the Company intends to sell its share in LRT. As part of such transaction, the Company would seek a release from its Copelco guarantee obligations. Each of the contemplated events described in this paragraph are subject to several contingencies, and there can be no assurance that any transactions will take place as currently planned.

         The Company, through a wholly-owned subsidiary, provides consulting services rendered by its President for which it is due to be paid $150,000 annually in fees over the subsequent six years. The Company has not received any payments since February 1999, but is pursuing recourse against a building and other property which securitizes the payment obligation.

         The Company's Board of Directors intends to consider proposals presented to the Company regarding the proceeds which it received from the 1998 sale of its assets. Such proposals may include future operations, liquidation and distribution of such amounts received, and other proposals that may come before it regarding the use of proceeds of the sale.

Liquidity and Capital Resources

         As of February 29, 2000, the Company had cash of $1,606,179. The Company's cash has been invested in the Nations Prime Money Market Fund maintained at Nations Bank.

         Year 2000 issues had no affect on the Company's business, results of operations or financial condition.

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

         (b) No reports on Form 8-K were filed by the Company during the three months ended February 29, 2000.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   CANCER TREATMENT HOLDINGS, INC.

April 14, 2000                     By: /s/ Ullrich Klamm, Ph.D.
                                       ----------------------------------------
                                           Ullrich Klamm, Ph.D.,
                                           Chairman and Chief Executive Officer

                                   By: /s/ Carol Befanis O'Donnell
                                       ----------------------------------------
                                           Carol Befanis O'Donnell
                                           Secretary