Form 10KSB
period 2000-05-31
CANCER TREATMENT HOLDINGS INC
filed 2000-09-12
CIK 832092

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended MAY 31, 2000.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 .
         For the transition period from .................to................

                           Commission File No. 1-11062

                         CANCER TREATMENT HOLDINGS, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                         87-0410907
           ------                                         ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended May 31, 2000 were $179,474.

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock on August 31, 2000, was $674,207. As of such date, the average high and low sales price was $.40.

The number of shares outstanding of the Issuer's common stock, par value $.003 per share, as of August 31, 2000, was 3,336,476.

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

                         CANCER TREATMENT HOLDINGS, INC.

                        Form 10-KSB ANNUAL REPORT - 2000

                                TABLE OF CONTENTS

                                                                            Page

PART I

      Item 1.  Description of Business                                         3
      Item 2.  Description of Property                                         5
      Item 3.  Legal Proceedings                                               5
      Item 4.  Submission of Matters to a Vote of Security Holders             5

PART II

      Item 5.  Market for Common Equity and Related Stockholder Matters        5
      Item 6.  Management's Discussion and Analysis of Plan of Operation       6
      Item 7.  Financial Statements                                            7
      Item 8.  Changes In and Disagreements with Accountants on Accounting
                              and Financial Disclosure                         7

PART III

      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act           8
      Item 10. Executive Compensation                                         10
      Item 11. Security Ownership of Certain Beneficial Owners and Management 11
      Item 12. Certain Relationships and Related Transactions                 12
      Item 13. Exhibits and Reports on Form 8-K                               12

SIGNATURES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Business Development

         For the past year, Cancer Treatment Holdings, Inc. ("CTH"), a Nevada corporation, through its subsidiaries (collectively, the "Company"), has been engaged in structuring and commencing two new business ventures in the fields of "IT-enabled" services (that is, providing services such as medical transcriptions, billing and collecting, office bookkeeping, and claims processing) aimed at healthcare providers and insurance carriers and the on-site generation of chlorine gas and related compounds.

         Until this past fiscal year, CTH had been considering proposals presented to it regarding the net proceeds received as a result of the 1998 sale of most of its operating subsidiaries and related assets. Until May 31, 1998, the Company was primarily engaged in (i) providing home health, home infusion and nursing services, (ii) establishing and administering businesses for the ambulatory treatment of cancer using a variety of modalities, including radiation therapy and bone marrow transplantation, and (iii) providing management, consulting and billing and collection services for free standing radiation therapy centers.

         Business of the Issuer

         During fiscal 2000, the Company's future business direction was established. At May 31, 2000, the Company's business consisted of: (I) an interest in MedClixx, Inc., which will provide IT Enabled Services, (2) Water Treatment Technologies, Inc. and Global Patent Development Corp., which will market a proprietary invention related to the on-site production of chlorine gas and related compounds, (3) an interest in a radiation therapy center under development located in Logan, West Virginia, (4) a subsidiary (CTI Management Corp.) through which the Company's president provides management services, and
(5) an office condominium located in Hollywood, Florida which is currently under contract for sale.

         IT-Enabled Services

         The Company has positioned itself to be able to offer high quality services enabled by information technology (""IT-Enabled Services) to the healthcare providers and insurance carriers. IT-Enabled Services include medical transcriptions, billing and collecting, bookkeeping and claims processing services. The Company has affiliated with a well-established, Indian-based IT-Enabled Service provider and it is expected that MedClixx, Inc. ("MedClixx") will offer the IT-Enabled Services worldwide during fiscal 2001. MedClixx was formed as a subsidiary of Blue Gold USA, Inc., a wholly-owned subsidiary of the Company.

         Water Treatment

         On February 25, 2000, the Company (through Global Patent Development Corporation, "Global") applied for a patent in South Africa for an invention relating to a method and device for on-site generation of chlorine and related gases, and a provisional patent was issued.

         Chlorine gas is considered a hazardous substance and its transport and storage is strictly regulated to avoid accidental spills. The new device would prevent this hazard by enabling users to manufacture chlorine on-site and when needed at a competitive cost. The Company believes that there would be demand for the new device from water utilities and industrial users of chlorine.

         A prototype of the device has been built. The Company intends to have the device manufactured, either directly or indirectly by a licensee, and to commence operations by offering it to the water treatment industry. The Company expects a related revenue stream to materialize in fiscal 2002.

         Logan, West Virginia Property

         CTI of West Virginia, Inc. is a wholly-owned subsidiary of CTH. CTI of West Virginia, Inc. owns 51% of the equity of Logan Radiation Therapy, Inc., a Delaware corporation ("LRT") . The other 49% is owned by Hospital Diagnostic Equipment Corp., in which Dr. Klamm has an equity interest. LRT is a 50.5% partner with the Logan Medical Foundation (a not-for-profit hospital; the "Hospital"). The partners have been attempting to establish a radiation therapy center for the treatment of cancer in Logan, West Virginia ("Logan") over the past several years.

         The Hospital, LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws. The Hospital has announced that its expects a reorganization plan to become effective, in which event the Hospital will be discharged from bankruptcy. The Hospital also announced that it plans to affiliate with Genesis Affiliated Health Services, Inc., a West Virginia hospital chain ("Genesis"). Following the Hospital's discharge from bankruptcy, Genesis, the Hospital and LRT intend to form a new entity which will acquire equal shares in Logan and the building which Logan currently occupies. Subsequently, the Company intends to sell its share in LRT. As part of such transaction, the Company would seek a release from its equipment lease guarantee obligations with Copelco Capital, Inc. Each of the contemplated events described in this paragraph are subject to several contingencies, and there can be no assurance that any transactions will take place as currently planned.

         The establishment and operation of the Logan venture is subject to federal and state laws. These laws may include statutes and regulations governing state Certificate of Need ("CON") Programs, the licensure of health care facilities, services and equipment, and physician investments and compensation arrangements in health care entities to which they refer patients.

         CON programs most often control and regulate the construction of health care facilities, the acquisition of health care facilities and the purchasing of medical equipment. Although such programs vary from state to state, generally an entity must obtain a CON before constructing a health care facility, acquiring major medial equipment or providing certain services. Normally, a grant of a CON is based on various criteria relating to need, giving consideration to the extent to which facilities, equipment or services are available to a specified geographical area and the population of such area. The Company has been granted a CON for the anticipated center in Logan. Approval of the transfer of the CON to any buyer of the Logan property (or the Company's interest in the property) will be required .

         The Company's monthly costs attributable to the property approximate $10,000.

         CTI Management Corp.

         The Company, through CTI Management Corp., a wholly-owned subsidiary, provides consulting services rendered by its President for which it is due to be paid fees over the subsequent five years. The Company has not received any payments since February 1999, but is pursuing recourse against a building and other property which securitizes the payment obligation.

         Miscellaneous

         The only remaining employees of CTH include Ullrich Klamm, Ph.D., President, and Carol B. O'Donnell, Secretary. The Company's principal office is maintained at c/o Carol B. O'Donnell, Esq., 540 Joan Drive, Fairfield, CT 06320-2207, and the phone number of the Company is (212) 221-1340.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's property consists of a vacant 3,500 square foot commercial condominium unit located in Hollywood, Florida. CTH has agreed to sell the condominium for $245,120 on or prior to September 28, 2000. The commercial condominium is owned free and clear of any mortgages.

ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended May 31, 2000 to a vote of security holders of the Company through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Common Stock. The Company's Common Stock commenced trading on the American Stock Exchange Emerging Company Marketplace ("AMEX.ECM") on March 18, 1992, under the symbol "CTH.EC," and ceased trading on the Exchange during the fourth quarter of fiscal 1998. Since October 1998, the Company's shares have been traded in the Over-the-Counter Market Bulletin Board. The quotations set forth below do not necessarily represent actual transactions and do not reflect retail mark ups, mark downs or commissions.

         The following table sets forth for the fiscal periods indicated the high and low bid quotes on the OTC Bulletin Board.

                            Fiscal Years Ended May 31

                            2000                             1999
--------------------------------------------------------------------------------
Quarter            High             Low              High             Low
--------------------------------------------------------------------------------
1st Quarter        $ .38            $ .35            n/a              N/a
--------------------------------------------------------------------------------
2nd Quarter        $ .38            $ .35            $ .40            $ .00
--------------------------------------------------------------------------------
3rd Quarter        $ .40            $ .35            $ .30            $ .17
--------------------------------------------------------------------------------
4th Quarter        $ .45            $ .35            $ .40            $ .30
--------------------------------------------------------------------------------

         As of August 31, 2000, the Company's Common Stock was held by 192 shareholders of record. In addition, the Company believes that there are an additional 1,000 holders (approximately) of its Common Stock who hold the shares in "street name."

         In fiscal 2000, the Company paid no dividends on its Common Stock nor does it anticipate paying cash dividends on its Common Stock in the foreseeable future. In the event that the Company changes this policy, future payment of dividends on its Common Stock would depend, among other things, upon the operations and financial condition of the Company.

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

         For the past year, the Company has been engaged in structuring and commencing two new business ventures in the fields of IT-Enabled Services and the on-site generation of chlorine and related gases. Until fiscal 2000, CTH had been considering proposals presented to it regarding the net proceeds received as a result of the fiscal 1998 sale of most of its operating subsidiaries and related assets.

         In connection with its proposed business in the field of IT-Enabled Services, the Company has positioned itself to be able to offer high quality medical transcription, billing and collecting, bookkeeping and claims processing services by affiliating with a well-established, Indian-based IT-Enabled Service provider. As a result, the start-up costs associated with this type of business have been significantly minimized and the Company has initially capitalized the enterprise with $500,000.

         After spending approximately $127,000 towards the acquisition of the on-site chlorine gas generation invention, the Company capitalized this segment of its business with $750,000. The Company expects to initially market the invention to the water treatment industry through worldwide marketing agents, and has been exploring possible marketing alliances throughout the last two fiscal quarters of 2000.

         The Company did not conduct business operations which were revenue producing during either of its last two fiscal years. It recorded a gain in its second quarter of fiscal 1999 of $250,000 related to the deferred sale of certain of its assets in November 1998. The Company does not expect material revenues from business operations, which have been under development since fiscal 2000, until fiscal 2002.

         The Company has been entitled to receive payments for consulting services rendered by its President. The payors for such services have been in default with respect to the payments since February 1999. The Company is pursuing recourse against a building and other property which securitizes the payment obligation.

         The Company expects to report revenues from the sale of its commercial condominium in Hollywood, Florida during the second quarter of fiscal 2001. The adjusted sales price is $245,120.

         The Company reported a net operating loss carryforward of $1,386,000in fiscal 2000.

Liquidity and Capital Resources

         The cash received by the Company associated with consummation of its fiscal 1998 sale transaction has substantially been invested in its two new business ventures. These ventures are in development, but the working capital committed to the ventures is expected to be supplemented by alliances established by the Company during fiscal 2001 and to satisfy all of their working capital needs until they become revenue producing in fiscal 2002.

         The Company has guaranteed certain liabilities of the Logan partnership amounting to $660,000 at May 31, 2000.

         Year 2000 issues did not affect the Company's business, results of operations or financial condition.

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

            DFSH, CPA P.C. became the Company's new accountant effective July 15, 1999. The sole principal of the firm was involved in a serious car accident as a result of which she has been incapacitated since early July 2000. Radin Glass & Co., LLP was engaged as the Company's new accountants effective July 19, 2000. There were no disagreements with DFSH, CPA P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names of the directors, their principal occupations, the years in which they became directors and the years in which their terms will expire (subject to stockholder vote) are set forth below.

                                                                          Director  Term
Name                    Age     Principal Occupation                      Since     Expires
----                    ---     --------------------                      -----     -------
Jack W. Buechner        60      Attorney at the Washington, D.C. law      1993      2001
                                firm of Manatt Phelps Phillips since
                                1995. Previously, General counsel to the
                                govern- mental consulting firm of
                                Linton, Mields, Reisler and Cottone in
                                Washington, D.C. and a partner in The
                                Hawthorn Group, L.L.C. in Arlington,
                                Virginia. From 1991 to 1993, President
                                of the International Republican
                                Institute, a founda- tion that promotes
                                democracy in foreign countries. From
                                1986 to 1991, a United States
                                Representative from the State of
                                Missouri.

Ullrich Klamm, Ph.D.    61      Chairman of the Board, Chief Executive    1993      2002
                                Officer, President and a Director. Since
                                1987, President and a Director of
                                Hospital Diagnostic Equipment Corp.
                                ("HDEC"), a private company that owns
                                and operates high technology medical
                                diagnostic equipment, primarily in rural
                                areas.

Salvatore P. Russo,     70      Health care consultant in Boston, MA      1994      2003
      Ph.D.                     since 1993. From 1974 until 1993,
                                Administrator of the Shriners Burns
                                Institute in Boston, MA, specializing in
                                children with severe burns.

 Executive Officers of the Company and Company Subsidiary Who Are Not Directors

Carol B. O'Donnell      43      Secretary of the Company since November
                                1994. Ms. O'Donnell has been
                                self-employed as an attorney
                                specializing in the practice of
                                corporate and securities law for over
                                ten years.

         Although the directorships of Mr. Buechner, Dr. Klamm and Dr. Russo were to have expired in 1998, 1999 and 2000, respectively, no annual meeting of stockholders was held for the election of directors since November 1997. Accordingly, Mr. Buechner, Dr. Klamm and Dr. Russo still serve as directors.

         During the fiscal year ended May 31, 2000, the Board of Directors held no formal Board meetings. Each Director of the Company attended more than 75 percent of the meetings of the Board of Directors held during the period when such individual was a Director.

         The Company does not have any standing nominating committee of the Board of Directors.

         The Company has an audit committee of the Board of Directors of which Mr. Buechner is a member. The audit committee performs various functions involving the supervision of the Company's financial affairs, including reviewing the Company's annual audits and overseeing its internal control procedures. During the fiscal year ended May 31, 2000, no meetings of the audit committee were held.

         The Company has a compensation committee of the Board of Directors of which Dr. Russo is a member. During the fiscal year ended May 31, 2000, no meetings of the compensation committee were held.

         The Company also has an executive committee of the Board of Directors of which Mr. Buechner and Dr. Klamm are currently members. The executive committee is empowered to act on behalf of the Board between Board meetings as well as serve as the compensation committee. During the fiscal year ended May 31, 2000, no meetings of the executive committee were held.

         To the best of the Company's knowledge, during the fiscal year ended May 31, 2000 or prior years, no person who was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the registrant registered pursuant to Section 12, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended May 31, 2000, 1999 and 1998 to the Company's Chief Executive Officer and to each of the other most highly compensated Executive Officers of the Company whose aggregate compensation exceeded $100,000 in the fiscal year ended May 31, 2000.

                             Summary Compensation Table

                             Annual Compensation                   Long-Term Compensation
                             --------------------------            ----------------------
(a)                          (b)     (c)     (d)     (e)           (f)         (g)             (h)     (i)
                                                     Other         Restricted  Securities
                                                     Annual        Stock       Underlying      LTIP    All Other
Name                         Year    Salary  Bonus   Compensation  Award(s)    Option/SARs     Payouts Comp.
                                     ($)     ($)     ($)           (#)         (#)             ($)     ($)
                                     ---     ---     ---           ---         ---             ---     ---
Ullrich Klamm, Ph.D.         2000    130,000 -       26,600        -           500,000         -       -
    Chairman of the Board,   1999    130,000 -       26,600        -           500,000         -       -
    Chief Executive Officer, 1998    129,153 -       26,600        -           500,000         -       -
    President

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

         The following table sets forth information concerning the value of unexercised stock options at the end of the 2000 fiscal year for the persons named in the Summary Compensation Table.

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


Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         Pursuant to an employment contract with the Company, Dr. Klamm receives base compensation of $130,000 and may be terminated "at will." Ms. O'Donnell also serves as secretary of the Company on an "at will" basis.

Compensation of Directors

         All Directors, except Dr. Klamm, are paid directors' fees of $500 per meeting attended and are reimbursed for all out-of-pocket expenses incurred in connection with their duties as directors.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

         The following table sets forth, as of August 31, 2000, the number of shares of the Company's Common Stock held of record or beneficially by (i) each person who held of record or was known by the Company to be the beneficial owner of more than 5 percent of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Company's named executive officers, directors and nominees for director and (iv) all executive officers and directors of the Company as a group.

                                     Number of Shares              Percent of
Name of                              of Common Stock                   Shares
Beneficial Owner                     Beneficially Owned(1)     Outstanding (2)
----------------                     ---------------------     ---------------

Ullrich Klamm, Ph.D                           2,149,958(3)            56.1%

Jack W. Buechner                                  2,500(4)               *

Salvatore P. Russo, Ph.D                          8,500(5)               *

Mercury Capital Holdings, LLC                 1,649,958(6)            49.5%

All officers and directors
 as a group (4 persons)                       2,160,958(7)            56.4%

*    Represents less than 1% of the outstanding Company Common Stock.

----------
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such persons within 60 days from August 31, 2000, upon the exercise of options or warrants. Except as otherwise indicated, the nature of the beneficial ownership is record and direct.
(2) Each beneficial owner's percentage ownership is determined by assuming that options or warrants held by such person (but not those held by any other persons) and which may be exercised within 60 days from August 31, 2000 have been exercised.
(3) Consists of 500,000 shares subject to presently exercisable options, and 1,649,958 shares owned by Mercury Capital Holdings, LLC, of which Lucero Capital Holdings, LLC ("Lucero") is a Member. Ullrich Klamm, Ph.D. beneficially owns Lucero.
(4)  Includes 2,500 shares subject to presently exercisable options.
(5)  Includes 7,500 shares subject to presently exercisable options.
(6) Mercury Capital Holdings, LLC is a limited liability company of which Lucero Capital Holdings, LLC and Holding Capital, LLC are members. Lucero is beneificially owned by Ullrich Klamm.
(7) Includes shares issuable upon exercise of presently exercisable warrants and options, as described in the Notes above. No securities are beneficially owned by Carol B. O'Donnell, Secretary of the Company.

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

            Exhibits

            Exhibit No. Description of Items
            ----------  --------------------

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

            10.1        Employment contract between CTH and Ullrich Klamm, Ph.D
                        (3)

            10.2 Consulting Agreement between Oncology Services Corporation and its affiliates, and Cancer Treatment Holding, Inc., dated January 1, 1995 (4)

            10.3 Loan and Security Agreement between Med Tech Funding Corporation and COPELCO/American Healthfund, Inc. (5)

            10.4 Purchase Agreement among Greenstar Holdings, Inc., Cancer Treatment Holdings, Inc. and Advanced Oncology Services, Inc. dated May 1998. (6)

            21.1        Subsidiaries of the Registrant:
                        Blue Gold USA, Inc., a Delaware corporation
                        CTI Management Corp., a Delaware corporation
                        CTI of West Virginia, Inc., a Florida corporation Global Patent Development Corp., a Delaware corporation Water Treatment Technologies, Inc., a Delaware corporation

            27.1        Financial Data Schedule

            (1) Incorporated by reference to Form S-18 as filed with the Securities and Exchange Commission on April 14, 1988, File No. 33-21269-A.

            (2) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended May 31, 1992, as filed with the Securities and Exchange Commission on August 28, 1992.

            (3) Incorporatedby reference to the Registrant's Form 10-K for the fiscal year ended May 31, 1995, as filed with the Securities and Exchange Commission on August 25, 1995.

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

            (6) Incorporated by reference to the Registrant's Form 8-K dated May 29, 1998, as filed with the Securities and Exchange Commission on June 11, 1998.

      (b) Reports on Form 8-K filed during the three months ended May 31, 2000.

            There were no reports on Form 8-K filed during the three months ended May 31, 2000.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Date: September 11, 2000   CANCER TREATMENT HOLDINGS, INC.




                                       By:  /s/ Ullrich Klamm, Ph.D.
                                            ------------------------
                                            Ullrich Klamm, Ph.D.
                                            Chairman and Chief Executive Officer

                                   SIGNATURES

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signatures                  Position                   Dated
      ----------                  --------                   -----

      /s/ Ullrich Klamm, Ph.d     Chairman of the Board      September 11, 2000
      --------------------------  Chief Executive Officer
      Ullrich Klamm, Ph.D

      /s/ Carol B. O'Donnell      Chief Financial Officer    September 11, 2000
      --------------------------  and Secretary
      Carol B. O'Donnell

      /s/ Salvatore Russo, Ph.D.  Director                   September 11, 2000
      --------------------------
      Salvatore Russo, Ph.D.

      /s/ Jack W. Buechner        Director                   September 11, 2000
      --------------------------
      Jack W. Buechner

                         CANCER TREATMENT HOLDINGS, INC.


                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999

Table of Contents

                                                                        Pages
                                                                        -----

Report of Independent Accountants                                       F-  1

Consolidated Financial Statements:

      Balance Sheets                                                    F-  3

      Consolidated Statements of Operations                             F-  4

      Consolidated Statements of Cash Flows                             F-  5

      Consolidated Statements of Stockholders' Equity                   F-  6

      Notes to Consolidated Financial Statements                        F-  7-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Cancer Treatment Holdings, Inc.
Fairfield, Connecticut

We have audited the accompanying consolidated balance sheet of Cancer Treatment Holdings, Inc. and Subsidiaries as of May 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Treatment Holdings, Inc. and Subsidiaries as of May 31, 2000, and the results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Radin, Glass & Co., LLP
New York, New York


September 8, 2000

FORMER ACCOUNTANT INCAPACITATED AND IS UNABLE TO MANUALLY SIGN AN UPDATED AUDIT OPINION.

DFSH, CPA P.C.
--------------------------------------------------------------------------------
Denise F. Sugrue, CPA

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

DFSH, CPA P.C.
August 6, 1999


   P.O. Box 668, Tannersville, N.Y. 12485 Tele (518)734-5167 Fax (518)734-5094

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             May 31, 2000 and 1999

                                     ASSETS

                                                                         2000           1999
                                                                     -----------    -----------
CURRENT ASSETS:

      Cash and cash equivalents                                      $ 1,611,903    $ 2,042,810
      Other receivables                                                  139,416         50,000
      Prepaid amounts                                                     29,144         47,927
      Assets held for sale                                                               13,242
                                                                     -----------    -----------
              TOTAL CURRENT ASSETS                                     1,780,463      2,153,979

      Property and equipment, net                                        179,157        185,837

      Intangibles                                                         98,870           --
                                                                     -----------    -----------
      TOTAL ASSETS                                                   $ 2,058,490    $ 2,339,816
                                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
      Accounts payable & accrued liabilities                         $    90,599    $   152,267
      Minority interest obligations                                       37,465           --
                                                                     -----------    -----------
              TOTAL CURRENT LIABILITIES                                  128,064        152,267
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY:

      Common stock, $.003 par value, 50,000,000 shares authorized,
              3,495,760 issued and outstanding                            10,487         10,487
      Paid in capital                                                  5,163,105      5,163,105
      Accumulated deficit                                             (2,963,084)    (2,705,962)
                                                                     -----------    -----------
                                                                       2,210,508      2,467,630
      Treasury stock : 159,284 shares, at cost                          (280,081)      (280,081)

                                                                     -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                                       1,930,427      2,187,549
                                                                     -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 2,058,490    $ 2,339,816
                                                                     ===========    ===========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the years ended May 31, 2000 and 1999


                                                         2000           1999
                                                     -----------    -----------
Revenue:
     Consulting fees & rental income                 $    93,400    $   196,244
     Interest income                                      86,074         81,289
                                                     -----------    -----------

Total revenue                                            179,474        277,533

Operating expenses:
     General and administrative                          379,210        571,792
     Depreciation and amortization                         6,680          4,453
                                                     -----------    -----------

     Total operating expenses                            385,890        576,245
                                                     -----------    -----------

Operating loss                                          (206,416)      (298,712)

Equity in loss of partnerships                           (50,707)       (40,649)

Gain on sale of assets                                      --          250,000
                                                     -----------    -----------

Net loss                                             $  (257,122)   $   (89,361)
                                                     ===========    ===========

Per share data:

Net loss per share                                   $     (0.08)   $     (0.03)
                                                     ===========    ===========

Weighted average number of shares outstanding          3,336,476      3,336,476
                                                     ===========    ===========

                       See notes to financial statements.

                  CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the years ended May 31, 2000 and 1999

                                                                           2000           1999
                                                                       -----------    -----------
Cash flows from operating activities:
     Net loss                                                          $  (257,122)   $   (89,361)
     Adjustments to reconcile net loss to cash
     used in operating activities:
         Depreciation and amortization                                       6,680          4,453
         Gain on sale of assets                                               --         (250,000)
         Equity in loss of unconsolidated partnerships                      50,707         40,649
         Change in operating assets and liabilities
              Other receivables                                            (89,416)       (50,000)
              Prepaid amounts                                               18,783
              Other current assets                                            --          (47,927)
              Accounts payable, accrued payroll and related benefits       (61,668)      (107,733)
              Assets held for sale                                            --           22,862
                                                                       -----------    -----------
              Net cash used by operating activities                       (332,036)      (477,057)
                                                                       -----------    -----------

Cash flows from investing activities:
     Purchase of intangibles                                               (98,870)          --
     Collection of notes receivable                                           --        2,160,000
     Cash received from sale of business                                      --          250,000
     Investments in and advances to partnerships and ventures                 --          (40,649)
                                                                       -----------    -----------
              Net cash provided (used) by investing  activities            (98,870)     2,369,351

Cash flows from financing activities:                                         --             --

Net (decrease) increase in cash and cash equivalents                      (430,907)     1,892,294

Cash and cash equivalents at beginning of year                           2,042,810        150,516
                                                                       -----------    -----------
Cash and cash equivalents at end of year                               $ 1,611,903    $ 2,042,810
                                                                       ===========    ===========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the years ended May 31, 2000 and 1999


                                                     Capital                                     Total
                              Common stock          in Excess    Accumulated     Treasury     Stockholders'
                          Shares        Amount     of Par Value    Deficit         Stock         Equity
                          ------        ------     ------------    -------         -----         ------
Balance May 31, 1998     3,495,760   $    10,487   $ 5,163,105   $(2,616,601)   $  (280,081)   $ 2,276,910

Net loss                                                             (89,361)                      (89,361)
                         ---------------------------------------------------------------------------------

Balance May 31, 1999     3,495,760        10,487     5,163,105    (2,705,962)      (280,081)     2,187,549

Net loss                                                            (257,122)                     (257,122)
                         ---------------------------------------------------------------------------------

Balance May 31, 2000     3,495,760   $    10,487   $ 5,163,105   $(2,963,084)   $  (280,081)   $ 1,930,427
                         =================================================================================

                       See notes to financial statements.

CANCER TREATMENT HOLDINGS,  INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

      Cancer Treatment Holdings, Inc. ("CTH"), a Nevada corporation, through its wholly owned subsidiaries (collectively, the "Company"), consisted of :
      (1) Blue Gold USA, Inc., which through its subsidiary MedClixx, Inc., will provide medical transcription billing and collecting , office bookkeeping, and other services to the healthcare industry, (2) Water Treatment Technologies, Inc., and Global Patent Development Corp., both of which were formed to commercially exploit an invention related to the on-site production of chlorine gas and related compounds, (3) an interest in a radiation therapy center under development located in Logan, West Virginia, (4) CTI Management Corp., through which the Company's president provides management services, and (5) an office condominium located in Hollywood, Florida, which is currently under contract for sale.

2. Significant Accounting Policies:

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

      Cash Equivalents

      The Company considers all highly - liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Property and Equipment

      Property and equipment is stated at cost and depreciated over its estimated useful lives ranging from five to forty years using the straight
      - line method. Leasehold improvements and assets held under capital leases are amortized on a straight - line basis over the shorter of the estimated useful life or the lease term. Upon disposition, the cost and accumulated depreciation of property and equipment are removed from the accounts and any gain or loss is reflected in the statement of discontinued operations.

      At each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows expected to result from the use of the assets and its eventual disposition, the Company reviews certain long - lived assets, such as property and equipment and certain identifiable intangible assets (including goodwill) for impairment.

      Income Taxes

      Deferred income taxes are provided based on the estimated future tax effects or the difference between financial statement carrying amounts and the tax bases of existing assets and liabilities.

      A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

      Stock-Based Compensation

      The company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation expense for qualified and non qualified stock options granted under the Company' s stock option plan is generally measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount an employee must pay to acquire the stock. The Company granted no such options during the years ended May 31, 2000 and 1999.

      Per Share Data

      Basic earnings per share are calculated based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options and warrants. The Company's outstanding options were not assumed exercised for fiscal years 1999 or 2000 because such options were anti-dilutive for such periods.

      Concentrations

      Financial instruments which potentially subject the Company to credit risks are cash accounts with major financial institutions in excess of FDIC insurance limits. This financial institution has a strong credit rating and management believes the credit risks related to the account are minimal.

      Reclassification

      Certain prior year amounts have been reclassified to conform to current year presentation.

3. Sale of Operations and Future Plans:

      The Company closed on the sale of substantially all of its assets and liabilities on May 29, 1998. In connection with the transaction, the Company recorded a receivable for a portion of the purchase price in the amount of $2,160,000 as of May 31, 1998. This amount was received by the Company on June 3, 1998. The Company sold one of its two remaining interests in radiation therapy centers in West Virginia for $250,000 in November 1998.

      The Company is continuing its efforts to sell its interest in the Logan, West Virginia center. The Company has classified the net value of its interest in the Logan, West Virginia center as "Minority interest obligations" at May 31, 2000 (See Note 7).

4. New Business of the Company

      During the past two fiscal years, the Company has been considering proposals and investigating business opportunities presented to the Company regarding the proceeds received pursuant to the sale of its operations. During fiscal 2000, the Company committed to pursuing two new business opportunities detailed as follows:

      MedClixx, Inc. ("MedClixx") in which the Company (through a subsidiary) has $500,000 invested as of May 31, 2000. MedClixx was formed to provide services enabled by information technology ("IT-Enabled Services") to healthcare providers and insurance carriers. IT-Enabled Services include billing and collecting, medical transcriptions and claims processing services.

      Water Treatment Technologies, Inc., ("Water") in which the Company has $750,000 invested as of May 31, 2000 for the commercial exploitation and development of the invention for the on-site generation of chlorine gas and related compounds. Global Patent Development Corp., ("Global") owns the invention and has invested $127,000 for the acquisition and development of the device. The device is expected to be marketed by Water and/or Global to the water treatment industry during fiscal 2001.

5. Consulting and Options Agreements:

      A) The Company's President is required to perform management services pursuant to an agreement between the CTI Management Corp., a wholly owned subsidiary of the Company and Oncology Services Corporation ("OSC"), Oncology Services Corporation of Tampa, Inc. ("OSC of Tampa"), and Tampa Oncology Services, P.A. ( together "OSC"). As a result, the Company is entitled to receive monthly payments in the amount of $6,200 to $12,500 based on the number of radiation therapy procedures performed at OSC's Tampa center. The agreement further grants CTI Management Corp. a security interest in all of the assets of the Tampa center as collateral for the agreement . At May 31, 2000, there were 59 unpaid installments for past and future services under the agreement. Since February 28, 1999, OSC has been in default in their payments under the agreement, but has acknowledged that the Company's President has fully performed his obligations under the agreement. The Company has not recorded any reserve for the $124,000 in arrears at May 31, 2000, since OSC has been put on notice of the default.

      B) In February 2000, the Company entered into two consulting agreements with individuals in the Republic of South Africa for the development and assignment of certain rights and patents with respect to the process of onsite generation of chlorine and ammonia. These agreements required monthly fees to be paid approximating $13,000 per month through June 2000. Additionally, one agreement also requires royalties in the amount of 3% of gross revenues derived from the commercial exploitation onsite generation of chlorine and ammonia process for a period of five years.

6. Property and Equipment:

      Property and equipment consists of the following at May 31, 2000:

                                                 2000
                                                 ----
      Land                                     $33,000
      Buildings and leasehold improvements     631,707
                                               -------
                                               664,707

      Less accumulated depreciation            485,550
                                               -------
                                               $179,157

      The asset consists of an office condominium unit owned by the Company. Rental income for the fiscal years 2000 and 1999 amounted to $15,200 and $46,000, respectively. The Company incurred rental property expenses of approximately $15,000 and $15,000 during fiscal years 2000 and 1999, respectively, which includes annual depreciation expense of $4,453 and $4,453.

7. Minority interest obligations:

      Minority interest obligations, in the amount of $37,465 at May 31, 2000, consists of the Company's interest in certain assets and liabilities related to the Company's 25.75% general partnership interest in the partnership developing the radiation center in Logan, West Virginia. At May 31, 2000, the assets and liabilities of the partnership consists of the following:

                                                 2000
                                                 ----
      Cash                                   $     2,036
      Other assets, including capitalized        187,290
      leases

      Equipment subject to capital leases        972,847
      Capital lease obligations              (1,307,668)
                                             -----------
      Net deficiency in partnership          $ (145,495)
                                             ===========


8. Income Taxes:

      There is no income tax provision (benefit) for the years ended May 31, 2000 and 1999, except for minimum franchise tax filing fees. The reconciliation between the statutory charge for income taxes and the actual income tax benefit for the years ended May 31, 2000 and 1999 is shown in the following table:

                                                         2000            1999
                                                         ----            ----
            Computed expected tax expense:              (85,000)       $(18,600)
               State income taxes                       (23,000)         (8,000)
                  Change in valuation allowance         108,000          26,600
                                                       --------        --------

            Effective income tax benefit                  $ -0-           $ -0-
                                                       ========        ========

      The significant components of the deferred tax assets and liabilities as of May 31, 2000 were as follows:

                                                    2000
                                                    ----
      Deferred tax assets:
               NOL carryforward                   $(550,000)
               Valuation allowance                  550,000
                                                  ---------
                                                  $     -0-
                                                  ---------


      As of May 31, 2000, the Company had a federal and state net operating loss carryforward of $1,386,000 which expires in 2014 and 2015. The Company provides a valuation allowance, because in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.

9. Commitments and Contingencies:

      As a principal of Logan Radiation Therapy, Inc. ("LRT"), a partner in the Southern West Virginia Cancer Treatment Center ("Logan"), the Company has guaranteed certain Copelco Capital, Inc. ("Copelco") lease liabilities of Logan amounting to $660,000 as of May 31, 2000. Logan General Hospital, Inc. (the "Hospital"), LRT' s partner in the Logan venture, has sought relief under Chapter 11 of the U.S Bankruptcy laws and has ceased making required capital contributions to Logan. Accordingly, Logan's lease payments to Copelco are in default.

      The Hospital has advised that it expects a reorganization plan to become effective. The Hospital has also announced that it plans to affiliate with Genesis Affiliated Health Services, Inc. ("Genesis"). Following the Hospital's discharge from bankruptcy, Genesis, the Hospital and LRT intend to form a new entity which will acquire equal shares in Logan and the building which Logan currently occupies. The Company is also exploring the sale of its interest in Logan. Copelco has not taken any action to proceed against the Company's guarantee or served any notice of default. The management of the Company believes that it is reasonably possible for Copelco to make a claim for exercising their right for the Company to fulfill its guarantee obligation. The Company has not recorded a provision for any potential loss on the guarantee.

10.   Warrants, Stock Options and Treasury Stock:

      The Company granted stock options to officers and directors during fiscal years ending May 31, 1998 and prior. All options were granted at or above prevailing market prices and are exercisable over terms of up to six years.

      A summary of the status of the Company's stock option plan as of May 31, 2000 and 1999, and changes during the years then ended is presented below:

                                                   2000                  1999
                                                   ----                  ----
                                                        Weighted               Weighted
                                                        Average                Average
                                                        Exercise               Exercise
                                             Shares     Price      Shares      Price
                                             -------    -------- -----------   -----
      Outstanding at beginning of year       530,000    $4.14    $ 1,152,500   $4.25
      Granted                                  -0-       -0-          -0-       -0-
      Expired                                 (5,000)    2.38       (622,500)   4.37
                                             -------    -----    -----------   -----

      Outstanding at the end of year         525,000    $4.15    $   530,000   $4.14
                                             =======    =====    ===========   =====


      At May 31, 2000, the Company has reserved 530,000 shares of its Common Stock for issuance upon the exercise of all outstanding options and exercise prices range from $1.69 to $ 5.00. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosures purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended May 31, 2000 and 1999: annual dividends of $0: expected volatility of 50%; risk free interest rate of 7% and expected life of five years. Since the Company did not issue any options during the past two years there is no additional compensation cost to pro-forma in accordance with SFAS No. 123.

11. Subsequent Event:

      On August 21, 2000, the Company signed a contract to sell its office condominium in Florida with certain fixtures for $245,120, after commissions, of which a $20,000 deposit has been received. The sale is expected to close by September 29, 2000.