Form 10QSB
period 2000-08-31
CANCER TREATMENT HOLDINGS INC
filed 2000-10-03
CIK 832092

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended August 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to .
                            ---------------    --------------------

Commission file number 1-11062
                       -------


                         CANCER TREATMENT HOLDINGS, INC.
                         -------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

           Nevada                                              87-0410907
---------------------------------                        -----------------------
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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

     The number of shares outstanding of each of the issuer's classes of common equity, as of October 2, 2000 was 3,336,476.

Transitional Small Business Disclosure Format

(Check One):  Yes [ ]   No [X]

                        CANCER TREATMENT HOLDINGS, INC.

                                      INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION


   Item 1.   Financial Statements:

             Consolidated Balance Sheets as of August 31,
             2000 and May 31, 2000                                           3

             Consolidated Statements of Operations for the
             Three Months Ended August 31, 2000 and 1999                     4

             Consolidated Statements of Cash Flows for the
             Three Months Ended August 31, 2000 and 1999                     5

             Notes to Consolidated Financial Statements                      6


   Item 2.   Management's Discussion and Analysis of
             Consolidated Financial Condition and Results
             of Operations                                                   7


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                 8

SIGNATURES                                                                   8

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                          ASSETS
                                                   August 31,      May 31,
                                                     2000           2000
                                                  -----------    -----------
CURRENT ASSETS:

         Cash and cash equivalents                $ 1,512,444    $ 1,611,903
         Other receivables                            158,016        139,416
         Prepaid amounts                               21,841         29,144
                                                  -----------    -----------
                        TOTAL CURRENT ASSETS        1,692,301      1,780,463

         Property and equipment, net                  178,044        179,157

         Intangibles, net                             124,891         98,870

                                                  -----------    -----------
         TOTAL ASSETS                             $ 1,995,235    $ 2,058,490
                                                  ===========    ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable & accrued liabilities   $   114,547    $    90,599
         Minority interest obligations                 49,676         37,465
                                                  -----------    -----------
            TOTAL CURRENT LIABILITIES                 164,223        128,064
                                                  -----------    -----------

STOCKHOLDERS' EQUITY:

         Common stock, $ .003 par value,
         50,000,000 shares authorized,
         3,495,760 issued and outstanding              10,487         10,487
         Paid in capital                            5,163,105      5,163,105
         Accumulated deficit                       (3,062,498)    (2,963,084)
                                                  -----------    -----------
                                                    2,111,094      2,210,508
         Treasury stock : 159,284 shares,
         at cost                                     (280,081)      (280,081)

                                                  -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                 1,831,013      1,930,427
                                                  -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                 $ 1,995,235    $ 2,058,490
                                                  ===========    ===========

                 See notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended August 31, 2000 and 1999



                                                   2000           1999
                                                -----------    -----------

Revenue:
  Consulting fees & rental income                 $  18,600    $    58,027
  Interest income                                     6,652              -
                                                -----------    -----------

     Total revenue                                   25,252         58,027

Operating expenses:
  General and administrative                        110,967         78,969
  Depreciation and amortization                       1,488          1,113
                                                -----------    -----------

     Total operating expenses                       112,455         80,082
                                                -----------    -----------

Operating loss                                      (87,203)       (22,055)

Equity in loss of partnerships                      (12,211)       (14,826)
                                                -----------    -----------

Loss before income taxes                            (99,414)       (36,881)

Provision for income taxes                                -         (8,956)
                                                -----------    -----------

Net loss                                        $   (99,414)   $   (45,837)
                                                ===========    ===========

Per share data:

Net loss per share                              $     (0.03)   $     (0.01)
                                                ===========    ===========

Weighted average number of shares outstanding     3,336,476      3,336,476
                                                ===========    ===========

                See notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the three months ended August 31, 2000 and 1999

                                                                           2000           1999
                                                                       -----------    -----------

Cash flows from operating activities:
     Net loss                                                          $   (99,414)   $   (45,837)
     Adjustments to reconcile net loss to cash
     used in operating activities:
         Depreciation and amortization                                       1,488          1,113
         Equity in loss of unconsolidated partnerships                      12,211         14,826
         Change in operating assets and liabilities:
              Other receivables                                            (18,600)       (18,600)
              Prepaid amounts                                                7,303              -
              Other current assets                                               -         32,452
              Accounts payable, accrued payroll and related benefits        23,948       (114,253)
                                                                       -----------    -----------

              Net cash used by operating activities                        (73,064)      (130,299)
                                                                       -----------    -----------

Cash flows from investing activities:
     Purchase of intangibles                                               (26,396)             -
     Investments in and advances to partnerships and ventures                    -        (14,826)
                                                                       -----------    -----------
              Net cash used by investing activities                        (26,396)       (14,826)
                                                                       -----------    -----------

Cash flows from financing activities:                                            -              -

Net decrease in cash and cash equivalents                                  (99,460)      (145,125)

Cash and cash equivalents at beginning of period                         1,611,903      2,042,810
                                                                       -----------    -----------

Cash and cash equivalents at end of period                             $ 1,512,444    $ 1,897,685
                                                                       ===========    ===========

                See notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Item 1.  FINANCIAL STATEMENTS

1.         Preparation of Financial Statements

           The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 2000. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the three months ended August 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 2000 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.         Contingencies

           CTI of West Virginia, Inc. is a wholly-owned subsidiary of the Company. CTI of West Virginia, Inc. owns 51% of the equity of Logan Radiation Therapy, Inc., a Delaware corporation ("LRT") . The other 49% is owned by Hospital Diagnostic Equipment Corp. LRT is a 50.5% partner with the Logan Medical Foundation (a not-for-profit hospital; the "Hospital"). The partners have been attempting to establish a radiation therapy center for the treatment of cancer in Logan, West Virginia ("Logan") over the past several years.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        1. Results of Operations

           During fiscal 2000, the Company's future business direction was established. At August 31, 2000, the Company's business consisted of: (I) an interest in MedClixx, Inc., which will provide IT Enabled Services, (2) Water Treatment Technologies, Inc. and Global Patent Development Corp., which will market a proprietary invention related to the on-site production of chlorine gas and related compounds, (3) an interest in a radiation therapy center under development located in Logan, West Virginia, (4) a subsidiary (CTI Management Corp.) through which the Company's president provides management services, and
(5) an office condominium located in Hollywood, Florida which was under contract for sale.

           In connection with its proposed business in the field of IT-Enabled Services, the Company has positioned itself to be able to offer high quality medical transcription, billing and collecting and claims processing services by affiliating with a well-established, Indian-based provider of IT-Enabled Services. As a result, the start-up costs associated with this type of business have been significantly minimized and the Company has initially capitalized the enterprise with $500,000.

           After spending approximately $127,000 towards the acquisition of the on-site chlorine gas generation invention, the Company capitalized this segment of its business with $750,000. The Company has accrued additional expenses of approximately $85,000 related to this segment of its business which have not been capitalized. The Company expects to initially market the invention to the water treatment industry through worldwide marketing agents, and has been exploring possible marketing alliances throughout the last two fiscal quarters of 2000 and the first fiscal quarter of 2001.

           The Company did not conduct business operations which were revenue producing during either of its last two fiscal years. The Company does not expect material revenues from business operations, which have been under development since fiscal 2000, until fiscal 2002.

           In the past, the Company has received payments for consulting services rendered by its President. The payors for such services have been in default with respect to the payments since February 1999. The Company is pursuing recourse against property which collateralizes the payment obligation.

           The Company will report revenues from the sale of its commercial condominium in Hollywood, Florida during the second quarter of fiscal 2001. The adjusted sales price was $245,120, and net proceeds to the Company were $227,568.39.

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

           The Company has guaranteed certain liabilities of the Logan partnership amounting to $677,000 at August 31, 2000.

           Except for those items discussed above and in the Company's latest Form 10-KSB for the year ended May 31, 2000, there are no existing material sources of liquidity available to the Company or material commitments for capital expenditures. There are no material trends, favorable or unfavorable, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.


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

                                 CANCER TREATMENT HOLDINGS, INC.

October 2, 2000                  By: /s/ Ullrich Klamm, Ph.D.
                                     --------------------------
                                         Ullrich Klamm, Ph.D.,
                                         Chairman and Chief Executive Officer



                                 By: /s/ Carol Befanis O'Donnell
                                     --------------------------
                                         Carol Befanis O'Donnell
                                         Secretary