Form 10QSB
period 2000-11-30
CANCER TREATMENT HOLDINGS INC
filed 2001-01-16
CIK 832092

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended November 30, 2000

[   ]    Transition report under Section 13 or 15(d) of the Exchange Act
                  For the transition period from ____________ to ____________.


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

         The number of shares outstanding of each of the issuer's classes of common equity, as of January 15, 2001 was 3,336,476.

Transitional Small Business Disclosure Format

(Check One):  Yes [    ]   No [ X ]

                         CANCER TREATMENT HOLDINGS, INC.



                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of November 30,
                  2000 and May 31, 2000                                       3

                  Consolidated Statements of Operations for the
                  Six Months Ended November 30, 2000 and 1999                 4

                  Consolidated Statements of Operations for the
                  Three Months Ended November 30, 2000 and 1999               5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended November 30, 2000 and 1999                 6

                  Notes to Consolidated Financial Statements                  7


         Item 2.  Management's Discussion and Analysis of
                  Consolidated Financial Condition and Results
                  of Operations                                               8


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            9

SIGNATURES                                                                    9

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                         November 30,               May 31,
                                                                                             2000                    2000
                                                                                    ----------------------   --------------------
CURRENT ASSETS:

        Cash and cash equivalents                                                   $           1,674,609    $         1,611,903
        Other receivables                                                                         158,000                139,416
        Prepaid amounts                                                                             3,921                 29,144
                                                                                    ----------------------   --------------------
                    TOTAL CURRENT ASSETS                                                        1,836,530              1,780,463

        Property and equipment, net                                                                     -                179,157

        Intangibles, net                                                                          147,069                 98,870

                                                                                    ----------------------   --------------------
        TOTAL ASSETS                                                                $           1,983,599    $         2,058,490
                                                                                    ======================   ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

        Accounts payable & accrued liabilities                                      $             112,698    $            90,599
        Minority interest obligations                                                              59,776                 37,465
                                                                                    ----------------------   --------------------
                    TOTAL CURRENT LIABILITIES                                                     172,474                128,064
                                                                                    ----------------------   --------------------

STOCKHOLDERS' EQUITY:

        Common stock, $ .003 par value, 50,000,000 shares authorized,
                    3,495,760 issued and outstanding                                               10,487                 10,487
        Paid in capital                                                                         5,163,105              5,163,105
        Accumulated deficit                                                                    (3,082,386)            (2,963,084)
                                                                                    ----------------------   --------------------
                                                                                                2,091,206              2,210,508
        Treasury stock : 159,284 shares, at cost                                                 (280,081)              (280,081)

                                                                                    ----------------------   --------------------
        TOTAL STOCKHOLDERS' EQUITY                                                              1,811,125              1,930,427
                                                                                    ----------------------   --------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $           1,983,599    $         2,058,490
                                                                                    ======================   ====================

                See notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended November 30, 2000 and 1999


                                                                 2000                      1999
                                                          -----------------          ---------------

Revenue:
        Consulting fees & rental income                   $          18,600          $       101,779
        Sale of condo                                                50,728
        Interest income                                              16,271                        -
                                                          -----------------          ---------------

        Total revenue                                                85,599                  101,779

Operating expenses:
        General and administrative                                  177,954                  178,874
        Depreciation and amortization                                 4,620                    2,226
                                                          -----------------          ---------------

        Total operating expenses                                    182,574                  181,100
                                                          -----------------          ---------------

Operating loss                                                      (96,975)                 (79,321)

Equity in loss of partnerships                                      (22,327)                 (30,237)
                                                          -----------------          ---------------

Loss before income taxes                                           (119,302)                (109,558)

Provision for income taxes                                                -                   (8,956)
                                                          -----------------          ---------------

Net loss                                                  $        (119,302)         $      (118,514)
                                                          =================          ===============

Per share data:

Net loss per share                                        $          (0.04)          $        (0.04)
                                                          =================          ===============

Weighted average number of shares outstanding                     3,336,476                3,336,476
                                                          =================          ===============

                See notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended November 30, 2000 and 1999

                                                             2000                         1999
                                                       -----------------            -----------------

Revenue:
        Consulting fees & rental income                $               -            $          43,752
        Sale of condo                                             50,728
        Interest income                                            9,619                            -
                                                       -----------------            -----------------

        Total revenue                                             60,347                       43,752

Operating expenses:
        General and administrative                                66,987                       99,906
        Depreciation and amortization                              3,132                        1,113
                                                       -----------------            -----------------

        Total operating expenses                                  70,119                      101,019
                                                       -----------------            -----------------

Operating loss                                                    (9,772)                     (57,267)

Equity in loss of partnerships                                   (10,116)                     (15,410)
                                                       -----------------            -----------------

Loss before income taxes                                         (19,888)                     (72,677)

Provision for income taxes                                             -                            -
                                                       -----------------            -----------------

Net loss                                               $         (19,888)           $         (72,677)
                                                       =================            =================

Per share data:

Net loss per share                                     $           (0.01)           $           (0.02)
                                                       =================            =================

Weighted average number of shares outstanding                  3,336,476                    3,336,476
                                                       =================            =================

                 See notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the six months ended November 30, 2000 and 1999


                                                                              2000                       1999
                                                                        ----------------           ----------------

Cash flows from operating activities:
     Net loss                                                           $       (119,302)          $         59,006
     Adjustments to reconcile net loss to cash
     used in operating activities:
        Depreciation and amortization                                              4,620                      2,226
        Equity in loss of unconsolidated partnerships                             22,327                     26,323
        Change in operating assets and liabilities:
            Other receivables                                                    (18,600)                         -
            Prepaid amounts                                                       25,223                          -
            Other current assets                                                       -                    (17,567)
            Accounts payable, accrued payroll and related benefits                22,099                   (167,180)
                                                                        ----------------           ----------------

            Net cash used by operating activities                                (63,633)                   (97,192)
                                                                        ----------------           ----------------

Cash flows from investing activities:
     Purchase of intangibles                                                     (52,819)                         -
     Sale of assets                                                              179,157                  2,160,000
     Investments in and advances to partnerships and ventures                          -                    (17,787)
                                                                        ----------------           ----------------
            Net cash used by investing  activities                               126,338                  2,142,213
                                                                        ----------------           ----------------

Cash flows from financing activities:                                                  -                          -

Net decrease in cash and cash equivalents                                         62,705                  2,045,021

Cash and cash equivalents at beginning of period                               1,611,903                    150,516
                                                                        ----------------           ----------------

Cash and cash equivalents at end of period                              $      1,674,609           $      2,195,537
                                                                        ================           ================

                 See notes to consolidated financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Item 1.  FINANCIAL STATEMENTS

         1. Preparation of Financial Statements

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 2000. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the six months ended November 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 2000 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

         3. Sale of Condominium

         In September 2000, the Company sold its commercial condominium in Florida, realizing a $50,628 profit on the sale.

         4. Investments

         In October 2000, the Company entered into a partnership agreement with HDE Acquisition Corp. ("HDE"). The partnership was formed to engage in the business of radiation therapy, diagnostic imaging and other medical-related services. The Company and HDE are equal partners in the venture. Ullrich Klamm, Ph.D., Chairman and President of the Company, is also an officer as well as a director and stockholder of HDE.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         1. Results of Operations

         During fiscal 2000, the Company's future business direction was established. At November 30, 2000, the Company's business consisted of: (1) an interest in MedClixx, Inc., which will provide information services enabled by information technology ("IT Enabled Services"), (2) Water Treatment Technologies, Inc. and Global Patent Development Corp., which will market a proprietary invention related to the on-site production of chlorine gas and related compounds, (3) an interest in a radiation therapy center under development located in Logan, West Virginia, (4) a subsidiary (CTI Management Corp.) through which the Company's president provides management services, and
(5) a partnership interest in Advanced Medical Services, which will establish and operate radiation therapy centers and provide diagnostic imaging and other medical-related services.

         In connection with its proposed business in the field of IT-Enabled Services, the Company has positioned itself to be able to offer high quality medical transcription, billing and collecting and claims processing services by affiliating with a well-established, Indian-based provider of IT-Enabled Services. As a result, the start-up costs associated with this type of business have been significantly minimized and the Company has capitalized the enterprise with approximately $250,000.

         After spending approximately $151,000 towards the acquisition of the on-site chlorine gas generation invention, the Company capitalized this segment of its business with approximately $150,000. The Company has accrued additional expenses of approximately $85,000 related to this segment of its business which have not been capitalized. The Company expects to initially market the invention to the water treatment industry through worldwide marketing agents, and has been exploring possible marketing alliances throughout the past year.

         The Company established its partnership with HDE to make use of their joint expertise in the areas of radiation therapy, diagnostic imaging and other medical-related services. The Company capitalized this segment of its business with approximately $1,000,000. The Company and HDE are equal partners in the venture. Ullrich Klamm, Ph.D., Chairman and President of the Company, is also an officer as well as a director and stockholder of HDE.

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

         The Company has reported revenues from the sale of its commercial condominium in Hollywood, Florida during the second quarter of fiscal 2001. The adjusted sales price was $245,120, and net proceeds to the Company were $227,568.39.

Liquidity and Capital Resources

         The cash received by the Company associated with consummation of its fiscal 1998 sale transaction has substantially been invested in its three business ventures: MedClixx, Inc., Water Treatment Technologies, Inc. and Advanced Medical Services. These ventures are in development, but the working capital committed to the ventures is expected to be supplemented by alliances established by the Company during fiscal 2001 and to satisfy all of their working capital needs until they become revenue producing in fiscal 2002.

         The Company has guaranteed certain liabilities of the Logan partnership amounting to $694,000 at November 30, 2000. The Company and LRT have been sued by Citicorp Vendor Finance, Inc. ("Citicorp") in the Superior Court of New Jersey, which claims that there has been a default by the Logan partnership in its obligations to Citicorp, the equipment lessor. The suit was commenced in November 2001 and the Company has not yet asserted its defenses by answering the complaint. The Company is exploring a third party action against the administrator of the Hospital based upon fraud.

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

                                    CANCER TREATMENT HOLDINGS, INC.

January 15, 2001                    By: /s/ Ullrich Klamm, Ph.D.
                                        --------------------------
                                           Ullrich Klamm, Ph.D.,
                                           Chairman and Chief Executive Officer


                                    By: /s/ Carol Befanis O'Donnell
                                        --------------------------
                                           Carol Befanis O'Donnell
                                           Secretary