Form 10QSB
period 2001-02-28
CANCER TREATMENT HOLDINGS INC
filed 2001-04-16
CIK 832092

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended February 28, 2001

[   ]    Transition report under Section 13 or 15(d) of the Exchange Act
                  For the transition period from           to                .
                                                 ---------    ---------------

Commission file number 1-11062
                       -------


                         CANCER TREATMENT HOLDINGS, INC.
        ----------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

             Nevada                                         87-0410907
--------------------------------                        -------------------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                       Identification No.)


       c/o Carol O'Donnell, Esq., 540 Joan Drive, Fairfield, CT 06430-2207
       -------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 221-1340
                           --------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [  ].

         The number of shares outstanding of each of the issuer's classes of common equity, as of April 11, 2001 was 3,336,476.
                                        ---------

Transitional Small Business Disclosure Format

(Check One):  Yes [    ]   No [ X ]

                         CANCER TREATMENT HOLDINGS, INC.




                                      INDEX


                                                                          Page
PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of February 28,
                  2001 and May 31, 2000                                     3

                  Consolidated Statements of Operations for the
                  Nine Months Ended February 28, 2001 and 2000              4

                  Consolidated Statements of Operations for the
                  Three Months Ended February 28, 2001 and 2000             5

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended February 28, 2001 and 2000              6

                  Notes to Consolidated Financial Statements                7


         Item 2.  Management's Discussion and Analysis of
                  Consolidated Financial Condition and Results
                  of Operations                                             8


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                                 11

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                          February 28,              May 31,
                                                                              2001                    2000
                                                                         --------------         --------------
CURRENT ASSETS:
---------------
        Cash and cash equivalents                                        $    1,582,423         $    1,611,903
        Other receivables                                                       158,000                139,416
        Prepaid amounts                                                           9,679                 29,144
                                                                         --------------         --------------
                    TOTAL CURRENT ASSETS                                      1,750,102              1,780,463

        Property and equipment, net                                                  --                179,157

        Intangibles, net                                                        152,585                 98,870
                                                                         --------------         --------------
        TOTAL ASSETS                                                     $    1,902,687         $    2,058,490
                                                                         ==============         ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
--------------------

        Accounts payable & accrued liabilities                           $      112,698         $       90,599
        Minority interest obligations                                            68,399                 37,465
                                                                         --------------         --------------
                    TOTAL CURRENT LIABILITIES                                   181,097                128,064
                                                                         --------------         --------------

STOCKHOLDERS' EQUITY:
---------------------

        Common stock, $ .003 par value, 50,000,000 shares authorized,
                    3,495,760 issued and outstanding                             10,487                 10,487
        Paid in capital                                                       5,163,105              5,163,105
        Accumulated deficit                                                  (3,171,921)            (2,963,084)
                                                                         --------------         --------------
                                                                              2,001,671              2,210,508
        Treasury stock : 159,284 shares, at cost                               (280,081)              (280,081)
                                                                         --------------         --------------
        TOTAL STOCKHOLDERS' EQUITY                                            1,721,590              1,930,427
                                                                         --------------         --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    1,902,687         $    2,058,490
                                                                         ==============         ==============

                 See notes to consolidated financial statements.

             CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Nine Months ended February 28, 2001 and 2000



                                                           2001               2000
                                                       -----------         -----------
Revenue:
  Consulting fees & rental income                      $    18,600         $   143,529
  Sale of condo                                             50,728                  --
  Interest income                                           30,145                  --
                                                       -----------         -----------

Total revenue                                               99,473             143,529

Operating expenses:
  General and administrative                               268,976             285,382
  Depreciation and amortization                              8,384               3,340
                                                       -----------         -----------

  Total operating expenses                                 277,360             288,722
                                                       -----------         -----------

Operating loss                                            (177,887)           (145,193)


Equity in loss of partnerships                             (30,950)            (40,051)
                                                       -----------         -----------

Loss before income taxes                                  (208,837)           (185,244)


Provision for income taxes                                      --                  --
                                                       -----------         -----------

Net loss                                               $  (208,837)        $  (185,244)
                                                       ===========         ===========

Per share data:


Net loss per share                                     $     (0.06)        $     (0.06)
                                                       ===========         ===========

Weighted average number of shares outstanding            3,336,476           3,336,476
                                                       ===========         ===========




                 See notes to consolidated financial statements.

            CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Three Months Ended February 28, 2001 and 2000



                                                                2001                         2000
                                                             -----------                  -----------
Revenue:
  Consulting fees & rental income                            $        --                  $    41,750
  Interest income                                                 13,874
                                                             -----------                  -----------

  Total revenue                                                   13,874                       41,750

Operating expenses:
  General and administrative                                      91,022                      106,508
  Depreciation and amortization                                    3,764                        1,114
                                                             -----------                  -----------

  Total operating expenses                                        94,786                      107,622
                                                             -----------                  -----------

Operating loss                                                   (80,912)                     (65,872)

Equity in loss of partnerships                                    (8,623)                      (9,724)
                                                             -----------                  -----------

Loss before income taxes                                         (89,535)                     (75,596)

Provision for income taxes                                            --                           --
                                                             -----------                  -----------

Net loss                                                     $   (89,535)                 $   (75,596)
                                                             ===========                  ===========
Per share data:

Net loss per share                                           $     (0.03)                 $     (0.02)
                                                             ===========                  ===========

Weighted average number of shares outstanding                  3,336,476                    3,336,476
                                                             ===========                  ===========



                 See notes to consolidated financial statements.

            CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Nine Months Ended February 28, 2001 and 2000


                                                                               2001                       2000
                                                                            -----------                -----------
Cash flows from operating activities:
     Net loss                                                               $  (208,837)               $ (185,244)
     Adjustments to reconcile net loss to cash
     used in operating activities:
        Depreciation and amortization                                             8,384                      3,340
        Equity in loss of unconsolidated partnerships                            30,950                     40,051
        Change in operating assets and liabilities:
            Other receivables                                                   (18,600)                   (55,800)
            Prepaid amounts                                                      19,465                         --
            Other current assets                                                     --                   (104,651)
            Accounts payable, accrued payroll and related benefits               22,099                   (116,557)
                                                                            -----------                -----------

            Net cash used by operating activities                              (146,539)                  (418,861)
                                                                            -----------                -----------
Cash flows from investing activities:
     Purchase of intangibles                                                    (62,099)                   (17,770)
     Sale of assets                                                             179,157                         --
     Investments in and advances to partnerships and ventures                        --                         --
                                                                            -----------                -----------
          Net cash used by investing  activities                                117,058                    (17,770)
                                                                            -----------                -----------

Cash flows from financing activities:                                                --                         --

Net decrease in cash and cash equivalents                                       (29,481)                  (436,631)

Cash and cash equivalents at beginning of period                              1,611,903                  2,042,810
                                                                            -----------                -----------

Cash and cash equivalents at end of period                                  $ 1,582,423                $ 1,606,179
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

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Item 1.  FINANCIAL STATEMENTS

         1.  Preparation of Financial Statements
             -----------------------------------

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 2000. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the nine months ended February 28, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 2000 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

         The Hospital, LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws. The Hospital has announced that it expects a reorganization plan to become effective, in which event the Hospital will be discharged from bankruptcy and is expected to function as the leading hospital in its three county market. The Hospital also announced that it plans to affiliate with Genesis Affiliated Health Services, Inc., a West Virginia hospital chain

         ("Genesis"). Following the Hospital's discharge from bankruptcy, Genesis, the Hospital and LRT intend to form a new entity which will acquire equal shares in Logan and the building which Logan currently occupies. The contemplated events described in this paragraph are subject to several contingencies, and there can be no assurance that any transactions will take place as currently planned.

         The Company has guaranteed certain liabilities of the Logan partnership amounting to $711,000 at February 28, 2001. The Company and LRT have been sued by Citicorp Vendor Finance, Inc. ("Citicorp") in the Superior Court of New Jersey, which claims that there has been a default by the Logan partnership in its obligations to Citicorp, the equipment lessor. The suit was commenced in November 2001 and the Company has asserted its defenses by answering the complaint. The suit is in the discovery stage. The Company is exploring a third party action against the former administrator of the Hospital based upon fraud.


         3.  Sale of Condominium
             -------------------

         In September 2000, the Company sold its commercial condominium in Florida, realizing a $50,628 profit on the sale.

         4.  Investments
             -----------

         In October 2000, the Company entered into a partnership agreement with HDE Acquisition Corp. ("HAC"). The partnership was formed to engage in the business of radiation therapy, diagnostic imaging and other medical-related services. The Company and HAC are equal partners in the venture. Ullrich Klamm, Ph.D., Chairman and President of the Company, is also an officer as well as a director and stockholder of HAC.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         1.  Results of Operations
            ---------------------

         During fiscal 2000, the Company's future business direction was established. At February 28, 2001, the Company's business consisted of: (1) a 50% interest in MedClixx, Inc., which provides information services enabled by information technology ("IT Enabled Services"), (2) Water Treatment Technologies, Inc. and Global Patent Development Corp., which will market a proprietary invention related to the on-site production of chlorine gas and related compounds, (3) an interest in a radiation therapy center under development located in Logan, West Virginia, (4) a subsidiary (CTI Management Corp.) through which the Company's president provides management services, and
(5) a partnership interest in Advanced Medical Services, which will establish and operate radiation therapy centers and provide diagnostic imaging and other medical-related services.

         In connection with its business in the field of IT-Enabled Services, the Company has positioned itself to be able to offer high quality medical transcription, billing and collecting and claims processing services by affiliating with IDS Infotech, Ltd. ("IDS"), a leading provider of IT-Enabled Services headquartered in Chandigarh, India. MedClixx has formed an Indian subsidiary ("MedClixx-India"), also headquartered in Chandigarh, which, effective March 1, 2001, is providing medical billing and collecting services to a well-established medical billing company headquartered in the United States. In addition, MedClixx is in the process of negotiating agreements with several U.S.-based providers of medical transcription services. If these are successful, IDS has agreed to make available to MedClixx-India all or some of its 550 Indian medical transcription staff. Finally, MedClixx has been approached by several U.S. call centers desirous of lowering their personnel costs and reducing personnel turnover by using MedClixx-India's staff. While there can be no assurance that MedClixx will be successful in expanding its business, management believes that the start-up phase has been encouraging. Thus far, the Company has contributed $250,000 to the enterprise as part of its commitment of $500,000. The Company anticipates that its capital commitments to MedClixx will increase as the business of MedClixx expands.

         Beginning in November 1999, the Company has been developing a device for the on-site generation of chlorine (the "Chlorinator") from a brine of salt and water using electrolysis with no moving parts. Working with staff in South Africa, the Company designed the Chlorinator, built a prototype and had it tested at the University of Pretoria. Since the test was successful, the Compnay applied for patent protection in leading world markets. The main advantage of the Chlorinator is environmental in that it manufactures chlorine on-site, when and if needed. Conventionally produced chlorine has to be transported and stored in the form of a compressed gas. Since chlorine is a hazardous substance, on-site production of chlorine by the Chlorinator eliminates the risk of leaks and spills. In addition, the Company believes that the Chlorinator has a cost advantage of about 20% over its conventional competition. After spending approximately $160,000 towards the acquisition of the on-site chlorine gas generation invention, the Company capitalized this segment of its business with approximately $165,000. The Company has accrued additional expenses of approximately $85,000 related to this segment of its business which have not been capitalized. The Company completed a prototype of its invention in the fourth quarter of fiscal 2001 and expects to initially market the invention to the water treatment industry through worldwide marketing agents. The Company has been exploring possible marketing alliances throughout the past year.

         The Company established Advanced Medical Services, its partnership with HAC, to make use of their joint expertise in the areas of radiation therapy, diagnostic imaging and other medical-related services. The Company initially capitalized this segment of its business with approximately $1,000,000.
At present, AMS is working on setting up a magnetic resonance (MR) imaging center and is pursuing several leads for both diagnostic and therapeutic modalities. The Company and HAC are equal partners in the venture.

         The Company received its first revenues in connection with services performed by MedClixx in the fourth quarter of fiscal 2001. The Company did not otherwise conduct business operations which were revenue producing during either of its last two fiscal years. The Company does not expect material revenues from business operations, which have been under development since fiscal 2000, until fiscal 2002.

         In the past, the Company has received payments for consulting services rendered by its President. The payors for such services have been in default with respect to the payments since February 1999. The Company is pursuing recourse against property which collateralizes the payment obligation.

         The Company reported revenues from the sale of its commercial condominium in Hollywood, Florida during the second quarter of fiscal 2001. The adjusted sales price was $245,120, and net proceeds to the Company were $227,568.39.

Liquidity and Capital Resources
-------------------------------

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

         The Company has guaranteed certain liabilities of the Logan partnership amounting to $711,000 at February 28, 2001. The Company and LRT have been sued by Citicorp Vendor Finance, Inc. ("Citicorp") in the Superior Court of New Jersey, which claims that there has been a default by the Logan partnership in its obligations to Citicorp, the equipment lessor. See Item 1. - 2. Contingencies in Notes to Consolidated Financial Statements.

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

                                   CANCER TREATMENT HOLDINGS, INC.

April 12, 2001                     By: /s/  Ullrich Klamm, Ph.D.
                                       -------------------------------------
                                       Ullrich Klamm, Ph.D.,
                                       Chairman and Chief Executive Officer

                                   By: /s/  Carol Befanis O'Donnell
                                       -------------------------------------
                                       Carol Befanis O'Donnell
                                       Secretary