Form 10KSB
period 2001-05-31
CANCER TREATMENT HOLDINGS INC
filed 2001-08-29
CIK 832092

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended MAY 31, 2001.

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 . For the transition period from .............to............

                           Commission File No. 1-11062

                         CANCER TREATMENT HOLDINGS, INC.
                 (Name of small business issuer in its charter)
           Nevada                                        87-0410907
      ----------------                               -------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)
     c/o Carol B. O'Donnell, Esq., 540 Joan Drive, Fairfield, CT 06430-2207
     ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: 212-221-1340

Securities registered pursuant to Section 12(b) of the Exchange Act:
                          Common Stock, $.003 Par Value
                          -----------------------------
                              (Title of Each Class)
            --------------------------------------------------------
                   (Name of Each Exchange on which Registered)
Securities Registered pursuant to Section 12(g) of the Exchange Act:  None
                                                                      ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for the fiscal year ended May 31, 2001 were $146,407.

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock on July 25, 2001, was $337,104. As of such date, the average high and low sales price was $.20.

The number of shares outstanding of the Issuer's common stock, par value $.003 per share, as of August 27, 2001, was 3,336,476.

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

                         CANCER TREATMENT HOLDINGS, INC.

                        Form 10-KSB ANNUAL REPORT - 2001

                                TABLE OF CONTENTS

                                                                           Page

PART I

  Item 1.  Description of Business                                            3
  Item 2.  Description of Property                                            5
  Item 3.  Legal Proceedings                                                  5
  Item 4.  Submission of Matters to a Vote of Security Holders                5

PART II

  Item 5.  Market for Common Equity and Related Stockholder Matters           6
  Item 6.  Management's Discussion and Analysis of Plan of Operation          6
  Item 7.  Financial Statements                                               7
  Item 8.  Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         7

PART III

   Item 9. Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                8
   Item 10.  Executive Compensation                                           9
   Item 11.  Security Ownership of Certain Beneficial Owners and Management  10
   Item 12.  Certain Relationships and Related Transactions                  11
   Item 13.  Exhibits and Reports on Form 8-K                                11

SIGNATURES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Business Development

         Until fiscal year 1998, Cancer Treatment Holdings, Inc. ("CTH" or "the Company") was primarily engaged in providing home health services as well as in owning and operating centers for the ambulatory treatment of cancer, primarily using radiation therapy. Effective May 31, 1998, the Company sold most of its operating subsidiaries and, since then, has primarily entered two new businesses: (I) information services benefitting from advances in information technology ("IT-Enabled Services") and (ii) the development of a device for the on-site generation of chlorine gas and related compounds.

         Business of the Issuer

         During fiscal 2000, the Company's future business direction was established and during fiscal 2001, the Company's business operations commenced through its subsidiaries and affiliates. As of May 31, 2001, the Company's business consisted of: (I) an interest in MedClixx, Inc., which will provide IT Enabled Services, (2) Water Treatment Technologies, Inc. and Global Patent Development Corp., which has developed a proprietary invention related to the on-site production of chlorine gas and related compounds, (3) an interest in a radiation therapy center under development located in Logan, West Virginia, (4) a subsidiary (CTI Management Corp.) through which the Company's president provides management services, and (5) an interest in Advanced Medical Services, which was to have engaged in the business of developing diagnostic and therapeutic treatment facilities.

         IT-Enabled Services

         The Company has positioned itself to offer services enabled by information technology (""IT-Enabled Services) to North American clients using highly qualified staff located in India. IT-Enabled Services include medical transcriptions, billing and collecting, bookkeeping and claims processing services.

         Initially, CTH formed a joint venture (formerly, "MedClixx;" currently, "Trianon") with IDS Infotech ("IDS"), a leading provider of such services located in Chandigarh, India. Since May 31, 2001, the joint venture has been doing business under the name of "Trianon Corp." Each of CTH (including its affiliates) and IDS maintain a 50% interest in Trianon, which is organized as a Delaware corporation. CTH holds its 50% interest through Infotech, L.P., a Delaware limited partnership ("Infotech") of which CTH is currently the sole limited partner. Infotech may seek additional limited partners as Trianon's capital needs expand. The general partner of Infotech is a Delaware corporation of which Ullrich Klamm is the sole stockholder, officer and director. The general partner maintains a 1% interest in Infotech.

         Trianon was formed to furnish information services for U.S. healthcare providers and insurance carriers. Initially, Trianon is offering medical transcription, billing and collecting, claims adjudication and claims processing services. In the near future, Trianon plans to expand to additional services including coding, pre-certification, and utilization review so that it can cover the full range of the "medical documentation market" consisting of all non-medical support services for healthcare providers and insurance carriers.

         Trianon is also entering the voice-based call center business. The first voice team is currently being trained in Scottsdale, AZ and, upon its return to India, will become the nucleus of a call center operation serving the U.S. market.

Trianon's long-term goal in the call center business is to specialize in in-coming voice for technical applications so that it can leverage our access to highly trained and motivated service professionals.

         Water Treatment

         On February 25, 2000, the Company (through Global Patent Development Corporation, "Global") applied for a patent in South Africa for an invention relating to a method and device for on-site generation of chlorine and related gases, and a provisional patent was issued.

         Chlorine gas is considered a hazardous substance and its transport and storage is strictly regulated to avoid accidental spills. The new device prevents this hazard by enabling users to manufacture chlorine on-site and when needed at a competitive cost. A prototype of the device has been built and tested by the University of Pretoria and its chlorine has been found to be 36% more effective than its conventionally manufactured counterpart.

         The Company believes that there will be a demand for the new device from water utilities and industrial users of chlorine. The Company intends to have the device manufactured, either directly or indirectly by one or several licensees and is engaged in negotiations with a potential licensee for sub-Saharan Africa. The Company expects a related revenue stream to materialize in fiscal 2003.

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

         The Hospital, LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws. The Hospital has announced that its expects a reorganization plan to become effective, in which event the Hospital will be discharged from bankruptcy. The Hospital also announced that it plans to affiliate with Genesis Affiliated Health Services, Inc., a West Virginia hospital chain ("Genesis"). Following the Hospital's discharge from bankruptcy, Genesis, the Hospital and LRT intend to form a new entity which will acquire equal shares in Logan and the building which Logan currently occupies. Subsequently, the Company intends to dispose of its share in LRT. As part of such transaction, the Company would seek a release from its equipment lease guarantee obligations with Citicorp Vendor Finance, Inc. (formerly, Copelco Capital, Inc.). Each of the contemplated events described in this paragraph are subject to several contingencies, and there can be no assurance that any transactions will take place as currently planned.

         The establishment and operation of the Logan venture is subject to federal and state laws. These laws may include statutes and regulations governing state Certificate of Need ("CON") Programs, the licensure of health care facilities, services and equipment, and physician investments and compensation arrangements in health care entities to which they refer patients. Logan has been granted a CON for the anticipated center in Logan. Approval of the transfer of the CON to any buyer of the Logan property (or the Company's interest in the property) will be required .

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

         Advanced Medical Services

         During fiscal 2001, the Company formed Advanced Medical Services ("AMS"), a joint venture with HDE Acquisition Corp. ("HDE"), for the purpose of developing diagnostic and terapeutic treatment facilities. However, as the outlook for IT-Enabled Services appeared to be more promising, CTH and HDE agreed to dissolve AMS following the end of fiscal 2001 and the Company has since reallocated its AMS capital contribution to its interest in Trianon.

         Miscellaneous

         The only remaining employees of CTH include Ullrich Klamm, Ph.D., President, and Carol B. O'Donnell, Secretary. The Company's principal office is maintained at c/o Carol B. O'Donnell, Esq., 540 Joan Drive, Fairfield, CT 06320-2207, and the phone number of the Company is (212) 221-1340.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's property consists of administrative offices located at 120 West 44th Street (Suite 601), New York, New York. The Company sublets such property on a month to month basis at $1,000 per month from a company in which Ullrich Klamm, the president of the Company, has a beneficial interest.


ITEM 3.  LEGAL PROCEEDINGS.

         During fiscal 2001, Citicorp Vendor Finance, Inc. ("Citicorp") commenced an action in the Superior Court of the State of New Jersey to recover amounts allegedly due from the Company as a result of its guarantee of amounts due by the Logan partnership, which was in default of its payment obligations to the equipment lessor. During August 2001, the action was settled by agreement which provides that the potential liability of CTH is reduced to $500,000 (plus legal expenses of approximately $8,000) from an estimated amount of approximately $750,000. In addition, Citicorp agreed to release the Company from any further guarantees whenever Genesis, the Hospital and LRT form a new entity and CTH sells its interest in the venture. If CTH were called to honor its guarantee, the pay-out would be at an annual percentage rate of 7% over 72 months, with a 35% balloon, resulting in payments of approximately $6,500 per month.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended May 31, 2001 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Common Stock. The Company's Common Stock trades in the Over-the-Counter Market Bulletin Board. The quotations set forth below do not necessarily represent actual transactions and do not reflect retail mark ups, mark downs or commissions.

         The following table sets forth for the fiscal periods indicated the high and low bid quotes on the OTC Bulletin Board.

                            Fiscal Years Ended May 31
                         2001                    2000
                   ------------------      -----------------

Quarter             High        Low        High        Low

1st Quarter        $ .40        $ .40      $ .38       $ .35
2nd Quarter        $ .53        $ .35      $ .38       $ .35
3rd Quarter        $ .40        $ .35      $ .40       $ .35
4th Quarter        $ .20        $ .20      $ .45       $ .35



         As of August 27, 2001, the Company's Common Stock was held by 192 shareholders of record. In addition, the Company believes that there are an additional 1,000 holders (approximately) of its Common Stock who hold the shares in "street name."

         In fiscal 2001, the Company paid no dividends on its Common Stock nor does it anticipate paying cash dividends on its Common Stock in the foreseeable future. In the event that the Company changes this policy, future payment of dividends on its Common Stock would depend, among other things, upon the operations and financial condition of the Company.

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

         For the past two years, the Company has been engaged in structuring and commencing two new business ventures in the fields of IT-Enabled Services and the on-site generation of chlorine and related gases. Until fiscal 2000, CTH had been considering proposals presented to it regarding the net proceeds received as a result of the fiscal 1998 sale of most of its operating subsidiaries and related assets.

         In connection with its proposed business in the field of IT-Enabled Services, the Company has positioned itself to be able to offer high quality medical transcription, billing and collecting, bookkeeping and claims processing services by affiliating with a well-established, Indian-based IT-Enabled Service provider. As a result, the start-up costs associated with this type of business have been significantly minimized and the Company has initially committed $500,000 to finance the enterprise.

         The Company expects to initially market its invention for the on-site generation of chlorine gas to the water treatment industry through worldwide marketing agents, and has been exploring possible marketing alliances throughout the last two years.

         After two and one half years of business development efforts, the Company commenced the conduct of business operations through Trianon during the last half of fiscal 2001.

         The Company has been entitled to receive payments for consulting services rendered by its President. The payors for such services have been in default with respect to the payments since February 1999. The Company is pursuing recourse against a building and other property which securitizes the payment obligation.

         The Company reported revenues from the sale of its commercial condominium in Hollywood, Florida during the second quarter of fiscal 2001. The adjusted sales price was $245,120.

         The Company reported a net operating loss carryforward of $1,656,000as of May 31, 2001.

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

         The Company has guaranteed certain liabilities of the Logan partnership amounting to $720,000 at May 31, 2001. See, however, "ITEM 3. LEGAL PROCEEDINGS."

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

                  None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names of the directors, their principal occupations, the years in which they became directors and the years in which their terms will expire (subject to stockholder vote) are set forth below.

                                                                                                 Director           Term
Name                                Age              Principal Occupation                         Since            Expires
-----------                       -------            ------------------------                   ----------        ---------
Jack W. Buechner                    61               Attorney at the Washington,                 1993                2001
                                                     D.C. law firm of Manatt Phelps
                                                     Phillips since 1995.  Previously,
                                                     General counsel to the govern-
                                                     mental consulting firm of Linton,
                                                     Mields, Reisler and Cottone in
                                                     Washington, D.C. and a partner in
                                                     The Hawthorn Group, L.L.C. in
                                                     Arlington, Virginia. From
                                                     1991 to 1993, President of
                                                     the International
                                                     Republican Institute, a
                                                     founda- tion that promotes
                                                     democracy in foreign
                                                     countries. From 1986 to
                                                     1991, a United States
                                                     Representative from the
                                                     State of Missouri.

Ullrich Klamm, Ph.D.                62               Chairman of the Board, Chief                1993                 2002
                                                     Executive Officer, President and
                                                     a Director.  Since 1987,
                                                     President and a Director of
                                                     Hospital Diagnostic Equipment
                                                     Corp. ("HDEC"), a private
                                                     company that owns and
                                                     operates high technology
                                                     medical diagnostic equipment,
                                                     primarily in rural areas.

Salvatore P. Russo,                 71               Health care consultant in                   1994                 2003
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




 Executive Officers of the Company and Company Subsidiary Who Are Not Directors

Carol B. O'Donnell                  44               Secretary  of  the  Company  since
                                                     November   1994.   Ms.   O'Donnell  has  been
                                                     self-employed  as an  attorney  specializing
                                                     in the  practice  of  corporate  and
                                                     securities law for over ten years.

         Although the directorships of Mr. Buechner, Dr. Klamm and Dr. Russo were to have expired in 1998, 1999 and 2000, respectively, no annual meeting of stockholders has been held for the election of directors since November 1997. Accordingly, Mr. Buechner, Dr. Klamm and Dr. Russo still serve as directors.

         During the fiscal year ended May 31, 2001, the Board of Directors held one formal Board meeting. Each Director of the Company attended more than 75 percent of the meetings of the Board of Directors held during the period when such individual was a Director.

         The Company does not have any standing nominating committee of the Board of Directors.

         The Company has an audit committee of the Board of Directors of which Mr. Buechner is a member. The audit committee performs various functions involving the supervision of the Company's financial affairs, including reviewing the Company's annual audits and overseeing its internal control procedures. During the fiscal year ended May 31, 2001, no meetings of the audit committee were held.

         The Company has a compensation committee of the Board of Directors of which Dr. Russo is a member. During the fiscal year ended May 31, 2001, no meetings of the compensation committee were held.

         The Company also has an executive committee of the Board of Directors of which Mr. Buechner and Dr. Klamm are currently members. The executive committee is empowered to act on behalf of the Board between Board meetings as well as serve as the compensation committee. During the fiscal year ended May 31, 2001, no meetings of the executive committee were held.

         To the best of the Company's knowledge, during the fiscal year ended May 31, 2001 or prior years, no person who was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the registrant registered pursuant to Section 12, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended May 31, 2001, 2000 and 1999 to the Company's Chief Executive Officer and to each of the other most highly compensated Executive Officers of the Company whose aggregate compensation exceeded $100,000 in the fiscal year ended May 31, 2001.


                                                 Summary Compensation Table

                                    Annual Compensation                                 Long-Term Compensation
(a)                                 (b)     (c)      (d)      (e)            (f)        (g)               (h)      (i)
                                                              Other          Restricted Securities
                                                              Annual         Stock      Underlying        LTIP     All Other
Name                                Year    Salary   Bonus    Compensation   Award(s)   Option/SARs       Payouts  Comp.
                                            ($)      ($)      ($)            (#)        (#)               ($)      ($)
                                            ---      ---      ---            ---        ---               ---      ---
Ullrich Klamm, Ph.D.                2001    130,000  -        26,600         -          500,000           -        -
         Chairman of the Board,     2000    130,000  -        26,600         -          500,000           -        -
         Chief Executive Officer,   1999    130,000  -        26,600         -          500,000           -        -
         President

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

         The following table sets forth information concerning the value of unexercised stock options at the end of the 2001 fiscal year for the persons named in the Summary Compensation Table.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

         Pursuant to an employment contract with the Company, Dr. Klamm receives base compensation of $130,000. Dr. Klamm's employment contract has a four year term. Ms. O'Donnell also serves as secretary of the Company on an "at will" basis.

Compensation of Directors

         All Directors, except Dr. Klamm, are paid directors' fees of $500 per meeting attended and are reimbursed for all out-of-pocket expenses incurred in connection with their duties as directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth, as of August 27, 2001, the number of shares of the Company's Common Stock held of record or beneficially by (i) each person who held of record or was known by the Company to be the beneficial owner of more than 5 percent of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Company's named executive officers, directors and nominees for director and (iv) all executive officers and directors of the Company as a group.

                                    Number of Shares           Percent of
Name of                             of Common Stock             Shares
Beneficial Owner                  Beneficially Owned(1)      Outstanding (2)
----------------                  ---------------------      ---------------

Ullrich Klamm, Ph.D.                      2,149,958 (3)               56.1%

Jack W. Buechner                                  0                      *

Salvatore P. Russo, Ph.D.                     6,000 (4)                  *

Mercury Capital Holdings, LLC             1,649,958 (5)               49.5%

All officers and directors
 as a group (4 persons)                   2,155,958 (6)
56.1%

 * Represents less than 1% of the outstanding Company Common Stock.


(1) A person is deemed to be the beneficial owner of securities that can be acquired by such persons within 60 days from August 27, 2001, upon the exercise of options or warrants. Except as otherwise indicated, the nature of the beneficial ownership is record and direct.
(2) Each beneficial owner's percentage ownership is determined by assuming that options or warrants held by such person (but not those held by any other persons) and which may be exercised within 60 days from August 27, 2001 have been exercised.
(3) Consists of 500,000 shares subject to presently exercisable options, and 1,649,958 shares owned by Mercury Capital Holdings, LLC, of which Lucero Capital Holdings, LLC ("Lucero") is a Member. Ullrich Klamm beneficially owns Lucero.
(4)      Includes 5,000 shares subject to presently exercisable options.
(5) Mercury Capital Holdings, LLC is a limited liability company of which Lucero Capital Holdings, LLC and Holding Capital, LLC are members. Lucero is beneificially owned by Ullrich Klamm.
(6) Includes shares issuable upon exercise of presently exercisable warrants and options, as described in the Notes above. No securities are beneficially owned by Carol B. O'Donnell, Secretary of the Company.


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

(5) Incorporated by reference to the Registrant's Form10-KSB for the fiscal year ended May 31, 1996, as filed with the Securities and Exchange Commission on August 28, 1996.

(6) Incorporated by reference to the Registrant's Form 8-K dated May 29, 1998, as filed with the Securities and Exchange Commission on June 11, 1998.

(b) Reports on Form 8-K filed during the three months ended May 31, 2001.

      There were no reports on Form 8-K filed during the three months ended May 31, 2001.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 29, 2001                  CANCER TREATMENT HOLDINGS, INC.


                                       By:  /s/ Ullrich Klamm, Ph.D.
                                            ------------------------
                                            Ullrich Klamm, Ph.D.
                                            Chairman and Chief Executive Officer


                                   SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signatures                        Position                               Dated

/s/ Ullrich Klamm, Ph.d           Chairman of the Board          August 29, 2001
--------------------------        Chief Executive Officer
Ullrich Klamm, Ph.D

/s/ Carol B. O'Donnell            Chief Financial Officer        August 29, 2001
--------------------------        and Secretary
Carol B. O'Donnell

/s/ Salvatore Russo, Ph.D.        Director                       August 29, 2001
--------------------------
Salvatore Russo, Ph.D.

/s/ Jack W. Buechner              Director                       August 29, 2001
--------------------------
Jack W. Buechner

                 CANCER TREATMENT HOLDINGS, INC. & SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report...........................................   F - 2

Consolidated Balance Sheet.............................................   F - 3

Consolidated Statement of Operations...................................   F - 4

Consolidated Statement of Stockholder's Equity.........................   F - 5

Consolidated Statement of Cash Flows...................................   F - 6

Notes to Consolidated Financial Statements....................   F - 7 - F - 12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Cancer Treatment Holdings, Inc.
Fairfield, Connecticut

We have audited the accompanying consolidated balance sheets of Cancer Treatment Holdings, Inc. and Subsidiaries as of May 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Treatment Holdings, Inc. and Subsidiaries as of May 31, 2001 and 2000, and the results of operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                   Radin, Glass & Co., LLP
                                                   Certified Public Accountants


New York, New York
August 17, 2001

                                     CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS


                                                          ASSETS

                                                                                           2001                 2000
                                                                                     ------------------   ------------------
CURRENT ASSETS:

      Cash and cash equivalents                                                      $       1,460,866    $       1,611,903
      Other receivables                                                                        161,600              139,416
      Prepaid amounts                                                                            7,345               29,144
                                                                                     ------------------   ------------------
          TOTAL CURRENT ASSETS                                                               1,629,811            1,780,463

      Property and equipment, net                                                                    -              179,157

      Intangibles                                                                              175,277               98,870
                                                                                     ------------------   ------------------

      TOTAL ASSETS                                                                   $       1,805,088    $       2,058,490
                                                                                     ==================   ==================


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable & accrued liabilities                                         $          57,441    $          90,599
      Minority interest obligations                                                             77,827               37,465
                                                                                     ------------------   ------------------
          TOTAL CURRENT LIABILITIES                                                            135,268              128,064
                                                                                     ------------------   ------------------

STOCKHOLDERS' EQUITY:

      Common stock, $ .003 par value, 50,000,000 shares authorized,
          3,495,760 issued and outstanding                                                      10,487               10,487
      Paid in capital                                                                        5,163,105            5,163,105
      Accumulated deficit                                                                   (3,223,691)          (2,963,084)
                                                                                     ------------------   ------------------
                                                                                             1,949,901            2,210,508
      Treasury stock : 159,284 shares, at cost                                                (280,081)            (280,081)

                                                                                     ------------------   ------------------
      TOTAL STOCKHOLDERS' EQUITY                                                             1,669,820            1,930,427
                                                                                     ------------------   ------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $       1,805,088    $       2,058,490
                                                                                     ==================   ==================



                                                  See notes to financial statements.
                                                                   F-3

                          CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       Years Ended May 31,
                                                            ------------------------------------------
                                                                  2001                      2000
                                                            -----------------          ---------------
Revenue:
Consulting fees & rental income                             $         56,700           $       93,400
Sale of a condominium                                                 50,728                        -
Interest income                                                       38,979                   86,074
                                                            -----------------          ---------------

Total revenue                                                        146,407                  179,474

Operating expenses:
General and administrative                                           353,587                  379,210
Depreciation and amortization                                         13,066                    6,680
                                                            -----------------          ---------------

Total operating expenses                                             366,653                  385,889
                                                            -----------------          ---------------

Operating loss                                                      (220,245)                (206,415)

Equity in loss of partnerships                                       (40,361)                 (50,707)
                                                            -----------------          ---------------

Net loss                                                    $       (260,606)          $     (257,122)
                                                            =================          ===============

Per share data:

Net loss per share                                          $          (0.08)          $        (0.08)
                                                            =================          ===============

Weighted average number of shares outstanding                      3,336,476                3,336,476
                                                            =================          ===============



                                   See notes to financial statements.
                                                  F-4

                                     CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                            Capital                                             Total
                          Common stock                     in Excess       Accumulated        Treasury      Stockholders'
                              Shares         Amount      of Par Value        Deficit           Stock            Equity
                           --------------  -------------  ------------    -------------     -----------     --------------

Balance May 31, 1999           3,495,760   $     10,487   $ 5,163,105     $ (2,705,962)     $ (280,081)     $   2,187,549

Net loss                                                                      (257,122)                          (257,122)
                           --------------  -------------  ------------    -------------     -----------     --------------

Balance May 31, 2000           3,495,760         10,487     5,163,105       (2,963,084)       (280,081)         1,930,427

Net loss                                                                      (260,606)                          (260,606)
                           --------------  -------------  ------------    -------------     -----------     --------------

Balance May 31, 2001           3,495,760   $     10,487   $ 5,163,105       (3,223,691)     $ (280,081)     $   1,669,820
                           --------------  -------------  ------------    -------------     -----------     --------------

































                                             See notes to financial statements.
                                                           F-5


                             CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  Years Ended May 31,
                                                                         ---------------------------------------
                                                                              2001                   2000
                                                                         ----------------       ----------------


Cash flows from operating activities:
     Net loss                                                             $     (260,606)       $      (257,122)
     Adjustments to reconcile net loss to cash
     used in operating activities:
        Depreciation and amortization                                             13,066                  6,680
        Equity in loss of unconsolidated partnerships                             40,361                 50,707
        Change in operating assets and liabilities
            Other receivables                                                    (22,184)               (89,416)
            Prepaid amounts                                                       21,800                 18,783
            Accounts payable, accrued payroll and related benefits               (33,158)               (61,668)
                                                                         ----------------       ----------------

            Net cash used by operating activities                               (240,722)              (332,037)
                                                                         ----------------       ----------------

Cash flows from investing activities:
     Purchase of intangibles                                                     (89,473)               (98,870)
     Sale of assets                                                              179,157                      -
                                                                         ----------------       ----------------
Net cash provided (used) by investing  activities                                 89,684                (98,870)
                                                                         ----------------       ----------------

Cash flows from financing activities:                                                  -                      -

Net (decrease) increase in cash and cash equivalents                            (151,038)              (430,907)

Cash and cash equivalents at beginning of year                                 1,611,903              2,042,810
                                                                         ----------------       ----------------

Cash and cash equivalents at end of year                                 $     1,460,865        $     1,611,903
                                                                         ================       ================









                                           See notes to financial statements.
                                                          F-6

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Line of Business:

     Cancer Treatment Holdings, Inc. ("CTH"), a Nevada corporation, through its wholly owned subsidiaries (collectively, the "Company"), consisted of: (1) Blue Gold USA, Inc., which through its subsidiary MedClixx, Inc., will provide medical transcription billing and collecting, office bookkeeping, and other services, (2) Water Treatment Technologies, Inc., and Global Patent Development Corp., both of which were formed to commercially exploit an invention related to the on-site production of chlorine gas and related compounds, (3) Advanced Medical Services, a Delaware general partnership, formed to perform in the business of radiation therapy, diagnostic imaging and other medical related services, (4) an interest in a radiation therapy center under development located in Logan, West Virginia, (5) CTI Management Corp., through which the Company's president provides management services, and (6) an office condominium located in Hollywood, Florida, which was sold in September 2000.

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

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents

     The Company considers all highly - liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Intangibles

     Patent acquisition and technology costs are recorded at cost and amortized over a 10-year period. Accumulated amortization of such costs at May 31, 2001 was $11,953.

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

     Stock-Based Compensation

     The company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation expense for qualified and non qualified stock options granted under the Company' s stock option plan is generally measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount an employee must pay to acquire the stock. The Company granted no such options during the years ended May 31, 2001 and 2000.

     Per Share Data

     Basic earnings per share are calculated based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options and warrants. The Company's outstanding options were not assumed exercised for fiscal years 2001 or 2000 because such options were anti-dilutive for such periods.

     Concentrations

     Financial instruments which potentially subject the Company to credit risks are cash accounts with major financial institutions in excess of FDIC insurance limits. This financial institution has a strong credit rating and management believes the credit risks related to the account are minimal.

     Impairment of long-lived assets

     The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At May 31, 2001 and 2000, the Company believes that there has been no impairment of its long-lived assets.

     New Accounting Issues

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which did not have a material impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 on "Business Combinations" and SFAS No. 142 on "Goodwill and Other Intangibles". The Company is reviewing the requirements and implications of adopting such standards by July 1, 2001. The Company currently does not believe adopting such standards will have a material effect on the presentation of the financial statements.

3.       Sale of Operations and Future Plans:

     The Company is continuing its efforts to sell its interest in the Logan, West Virginia center. The Company has classified the net value of its interest in the Logan, West Virginia center as "Minority interest obligations" at May 31, 2001 and 2000 (See Note 7).

4.       Consulting and Options Agreements:

     A) The Company's President had been performing management services pursuant to an agreement between the CTI Management Corp., a wholly owned subsidiary of the Company and Oncology Services Corporation ("OSC"), Oncology Services Corporation of Tampa, Inc. ("OSC of
          Tampa"), and Tampa Oncology Services, P.A. (together "OSC"). As a result, the Company is entitled to receive monthly payments in the amount of $6,200 to $12,500 based on the number of radiation therapy procedures performed at OSC's Tampa center. The agreement further grants CTI Management Corp. a security interest in the Tampa center as collateral for the agreement. At May 31, 2001, there were 59 unpaid installments for past and future services under the agreement. Since February 28, 1999, OSC has been in default in their payments under the agreement, but has acknowledged that the Company's President has fully performed his obligations under the agreement. The Company has not recorded any reserve for the $161,000 in arrears at May 31, 2001, since OSC has been put on notice of the default and the Company is pursuing a recovery from the collateral for which they have a security interest. Management believes such receivables recorded will be recovered from the collateral.

     B) In February 2000, the Company entered into two consulting agreements with individuals in the Republic of South Africa for the development and assignment of certain rights and patents with respect to the process of onsite generation of chlorine and ammonia. These agreements required monthly fees to be paid approximating $13,000 per month through June 2000. Additionally, one agreement also requires royalties in the amount of 3% of gross revenues derived from the commercial exploitation onsite generation of chlorine and ammonia process for a period of five years. The Company has capitalized such consulting fees since inception for the acquisition and enhancement of the patented water treatment product.

5.       Property and Equipment:

     Property and equipment consists of the following as of May 31, 2001 and 2000:

                                                2001              2000
                                            -------------    ---------------
     Land                                   $          -     $       33,000
     Buildings and leasehold improvements              -            631,707
                                            -------------    ---------------
                                                       -            664,707
     Less accumulated depreciation                     -            485,550
                                            -------------    ---------------
                                            $          -     $      179,157
                                            =============    ===============

     The asset consists of an office condominium unit owned by the Company. Rental income for the fiscal year 2000 amounted to $15,200. The Company incurred rental property expenses of approximately $15,000 during fiscal year 2000, which includes annual depreciation expense of $4,453.

     In September 2000, the Company sold the office condominium, realizing a $50,628 profit on sale.

6.       Minority interest obligations:

     Minority interest obligations, in the amount of $77,827 and $37,465 at May 31, 2001 and 2000, respectively, consists of the Company's interest in certain assets and liabilities related to the Company's 25.75% general partnership interest in the partnership developing the radiation center in Logan, West Virginia. The radiation center has not had any operations since its formation. At May 31, 2001 and 2000, the assets and liabilities of the partnership consists of the following:

                                                2001                 2000
                                           ----------------    -----------------
   Cash                                    $             -     $          2,036
   Other assets, including
     capitalized leases                            165,320              187,290
   Equipment subject to capital leases             972,847              972,847
   Capital lease obligations                    (1,440,404)          (1,307,668)
                                           ----------------    -----------------
   Net deficiency in partnership           $      (302,237)    $       (145,495)
                                           ================    =================

7.       Income Taxes:

     There is no income tax provision (benefit) for the years ended May 31, 2001 and 2000, except for minimum franchise tax filing fees. The reconciliation between the statutory charge for income taxes and the actual income tax benefit for the years ended May 31, 2001 and 2000 is shown in the following table:

                                                2001                 2000
                                           ----------------    -----------------
   Computed expected tax expense           $       (86,000)    $        (85,000)
   State income taxes                              (23,000)             (23,000)
   Change in valuation allowance                   109,000              108,000
                                           ----------------    -----------------
   Net deficiency in partnership           $            -0-    $             -0-
                                           ================    =================

     The significant components of the deferred tax assets and liabilities as of May 31, 2001 were as follows:

                                                 2001                 2000
                                           ----------------    -----------------
   Deferred tax assets:
         NOL carryforward                  $      (646,000)    $       (550,000)
         Valuation allowance                       646,000              550,000
                                           ----------------    -----------------
                                           $            -0-    $             -0-
                                           ================    =================

     As of May 31, 2001, the Company had a federal and state net operating loss carryforward of $1,600,000 which expires in 2014 through 2021. The Company provides a valuation allowance, because in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.

8.       Commitments and Contingencies:

     CTI of West Virginia, Inc. is a wholly owned subsidiary of the Company. CTI of West Virginia, Inc. owns 51% of the equity of Logan Radiation Therapy, Inc., a Delaware corporation ("LRT"). The other 49% is owned by Hospital Diagnostic Equipment Corp. LRT is a 50.5% partner with the Logan Medical Foundation (a not-for-profit hospital; the "Hospital"). The partners have been attempting to establish a radiation therapy center for the treatment of cancer in Logan, West Virginia over the past several years.

     As a principal of Logan Radiation Therapy, Inc. ("LRT"), a partner in the Southern West Virginia Cancer Treatment Center ("Logan"), the Company has guaranteed certain Copelco Capital, Inc. ("Copelco") lease liabilities of Logan amounting to $720,000 as of May 31, 2001. Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws and has ceased making required capital contributions to Logan. Accordingly, Logan's lease payments to Copelco went into default. The Hospital has announced that it expects a reorganization plan to become effective, in which event the Hospital will be discharged from bankruptcy. The Hospital also announced that it plans to affiliate with Genesis Affiliated Health Services, Inc. ("Genesis"), a West Virginia hospital chain. Following the Hospital's discharge from bankruptcy, Genesis, the Hospital and LRT intend to form a new entity which will acquire equal shares in Logan and the building which Logan currently occupies. The contemplated events described above are subject to several contingencies, and there can be no assurance that any transactions will take place as currently planned.

     The Company and LRT were sued by Citicorp Vendor Finance, Inc.
     ("Citicorp") in the Superior Court of New Jersey, which claims that there has been a default by the Logan partnership in its obligations to Citicorp, the equipment lessor. The suit was commenced in November 2000 and the Company settled such suit on August 14, 2001. The Company entered into a settlement with Citibank under which the potential liability of CTH was reduced to $500,000 (plus legal expenses of about $8,000) from an estimated amount of around $750,000. In addition, Citicorp agreed to release the Company from any further guarantees when Genesis, the Hospital and LRT form a new entity and CTH disposes of its interest. If CTH were called to honor its guarantee, the payout would be at an annual percentage rate of 7% over 72 months commencing on July 1, 2002, with a 35% balloon, resulting in payments of about $6,500 per month. Management believes that such guarantee is not likely to be called due to an expected ultimate disposition of the Company's interest in Logan.

9.       Warrants, Stock Options and Treasury Stock:

     The Company granted stock options to officers and directors during fiscal years ending May 31, 1998 and prior. All options were granted at or above prevailing market prices and are exercisable over terms of up to six years.

     A summary of the status of the Company's stock option plan as of May 31, 2001 and 2000, and changes during the years then ended is presented below:

                                                                  2001                              2000
                                                      ------------------------------    ------------------------------
                                                                         Weighted                          Weighted
                                                                         Average                           Average
                                                                         Exercise                          Exercise
                                                        Shares            Price           Shares            Price
                                                      ------------     -------------    ------------     -------------
     Outstanding at beginning of the year                 525,000      $       4.15         530,000      $       4.14
          Granted                                               -                 -               -                 -
          Exercised                                             -                 -               -                 -
          Expired or cancelled                            (10,000)             2.81          (5,000)             2.38
                                                      ------------     -------------    ------------     -------------
      Outstanding at the end of the year                  515,000      $       4.15         525,000      $       4.15
                                                      ============     =============    ============     =============

     At May 31, 2001, the Company has reserved 530,000 shares of its Common Stock for issuance upon the exercise of all outstanding options and exercise prices range from $1.69 to $ 5.00. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosures purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended May 31, 2001 and 2000: annual dividends of $0, expected volatility of 50%, risk free interest rate of 7% and expected life of five years. Since the Company did not issue any options during the past two years there is no additional compensation cost to pro-forma in accordance with SFAS No. 123.