Form 10QSB
period 2001-08-31
CANCER TREATMENT HOLDINGS INC
filed 2001-10-05
CIK 832092

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the quarterly period ended August 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ____________________ .


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

         The number of shares outstanding of each of the issuer's classes of common equity, as of October 5, 2001 was 3,336,476.

Transitional Small Business Disclosure Format

(Check One):  Yes [ ]   No [X]

                         CANCER TREATMENT HOLDINGS, INC.




                                      INDEX


                                                                           Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of August 31,
                  2001 and May 31, 2001                                     3

                  Consolidated Statements of Operations for the
                  Three Months Ended August 31, 2001 and 2000               4

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended August 31, 2001 and 2000               5

                  Notes to Consolidated Financial Statements                6


         Item 2.  Management's Discussion and Analysis of
                  Consolidated Financial Condition and Results
                  of Operations                                             7


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          9

SIGNATURES                                                                  9

                                     CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS


                                                          ASSETS

                                                                                        August 31,             May 31,
                                                                                           2001                 2001
                                                                                     ------------------   ------------------
                                                                                        (Unaudited)           (Audited)
CURRENT ASSETS:
      Cash and cash equivalents                                                      $       1,418,986    $       1,460,866
      Other receivables                                                                        161,600              161,600
      Prepaid amounts                                                                           14,935                7,345
                                                                                     ------------------   ------------------
          TOTAL CURRENT ASSETS                                                               1,595,521            1,629,811

      Intangibles                                                                              170,591              175,277
                                                                                     ------------------   ------------------

      TOTAL ASSETS                                                                   $       1,766,112    $       1,805,088
                                                                                     ==================   ==================



                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable & accrued liabilities                                         $          78,913    $          57,441
      Minority interest obligations                                                             86,388               77,827
                                                                                     ------------------   ------------------
          TOTAL CURRENT LIABILITIES                                                            165,301              135,268
                                                                                     ------------------   ------------------

STOCKHOLDERS' EQUITY:

      Common stock, $ .003 par value, 50,000,000 shares authorized,
          3,495,760 issued and outstanding                                                      10,487               10,487
      Paid in capital                                                                        5,163,105            5,163,105
      Accumulated deficit                                                                   (3,292,700)          (3,223,691)
                                                                                     ------------------   ------------------
                                                                                             1,880,892            1,949,901
      Treasury stock : 159,284 shares, at cost                                                (280,081)            (280,081)

                                                                                     ------------------   ------------------
      TOTAL STOCKHOLDERS' EQUITY                                                             1,600,811            1,669,820
                                                                                     ------------------   ------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $       1,766,112    $       1,805,088
                                                                                     ==================   ==================


                                        See notes to financial statements

                                                      3

                          CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  Three months ended August 31,
                                                            ------------------------------------------
                                                                  2001                      2000
                                                            -----------------          ---------------

Revenue:
Consulting fees & rental income                             $          9,075           $       18,600
Interest income                                                        8,083                    6,652
                                                            -----------------          ---------------

Total revenue                                                         17,158                   25,252

Operating expenses:
General and administrative                                            72,920                  110,967
Depreciation and amortization                                          4,686                    1,488
                                                            -----------------          ---------------

Total operating expenses                                              77,606                  112,455
                                                            -----------------          ---------------

Operating loss                                                       (60,448)                 (87,203)

Equity in loss of partnerships                                        (8,561)                 (12,211)
                                                            -----------------          ---------------

Net loss                                                    $        (69,009)          $      (99,414)
                                                            =================          ===============

Per share data:

Net loss per share                                          $          (0.02)          $        (0.03)
                                                            =================          ===============

Weighted average number of shares outstanding                      3,336,476                3,336,476
                                                            =================          ===============


                               See notes to financial statements

                                              4

                               CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                             Three months ended August 31,
                                                                         ---------------------------------------
                                                                              2001                   2000
                                                                         ----------------       ----------------

Cash flows from operating activities:
     Net loss                                                            $       (69,009)       $       (99,414)
     Adjustments to reconcile net loss to cash
     used in operating activities:
        Depreciation and amortization                                              4,686                  1,488
        Equity in loss of unconsolidated partnerships                              8,561                 12,211
        Change in operating assets and liabilities
            Other receivables                                                          -                (18,600)
            Prepaid amounts                                                       (7,590)                 7,303
            Accounts payable, accrued payroll and related benefits                21,472                 23,948
                                                                         ----------------       ----------------

            Net cash used by operating activities                                (41,881)               (73,064)
                                                                         ----------------       ----------------

Cash flows from investing activities:
     Purchase of intangibles                                                           -                (26,396)
                                                                         ----------------       ----------------
Net cash used by investing  activities                                                 -                (26,396)
                                                                         ----------------       ----------------

Cash flows from financing activities:                                                  -                      -

Net (decrease) increase in cash and cash equivalents                             (41,881)               (99,460)

Cash and cash equivalents at beginning of year                                 1,460,866              1,611,903
                                                                         ----------------       ----------------

Cash and cash equivalents at end of year                                 $     1,418,986        $     1,512,443
                                                                         ================       ================


                                    See notes to financial statements

                                                   5

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Item 1.  FINANCIAL STATEMENTS

1.       Preparation of Financial Statements

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 2001. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the three months ended August 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 2001 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

2.       New Accounting Developments:

         In June 2001, the FASB issued SFAS No. 141, "Business Combination," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS no. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and ease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statement issued for fiscall years beginning after June 15, 2002. The adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

3.       Contingencies

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



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       Results of Operations

         During the past fiscal year, the Company was engaged in structuring and commencing two new business ventures in the fields of IT-Enabled Services and the on-site generation of chlorine and related gases.

         In connection with its business in the field of IT-Enabled Services, the Company has positioned itself to be able to offer high quality medical transcription, billing and collecting, bookkeeping and claims processing services by affiliating with a well-established, Indian-based IT-Enabled Service provider. As a result, the start-up costs associated with this type of business have been significantly minimized and the Company has initially committed up to $1,000,000 to finance the enterprise. The Company commenced the conduct of business operations through Trianon Corp. during the last half of fiscal 2001.

         The Company expects to initially market its invention for the on-site generation of chlorine gas to the water treatment industry through worldwide marketing agents, and has been exploring possible marketing alliances.

         The Company has been entitled to receive payments for consulting services rendered by its President. The payors for such services have been in default with respect to the payments since February 1999. The Company is pursuing recourse against a building and other property which securitizes the payment obligation.

         The Company reported a net operating loss carryforward of $1,650,000 as of August 31, 2001.

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

         Except for those items discussed above and in the Company's latest Form 10-KSB for the year ended May 31, 2001, there are no existing material sources of liquidity available to the Company or material commitments for capital expenditures. There are no material trends, favorable or unfavorable, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  None.

(b)      Current Report on Form 8-K:  None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CANCER TREATMENT HOLDINGS, INC.

October 5, 2001                     By: /s/ Ullrich Klamm, Ph.D.
                                        --------------------------
                                        Ullrich Klamm, Ph.D.,
                                        Chairman and Chief Executive Officer

                                    By:/s/ Carol Befanis O'Donnell
                                        --------------------------
                                        Carol Befanis O'Donnell
                                        Secretary