Form 10QSB
period 2001-11-30
CANCER TREATMENT HOLDINGS INC
filed 2002-01-18
CIK 832092

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2001

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

         The number of shares outstanding of each of the issuer's classes of common equity, as of January 14, 2002 was 3,336,476.

Transitional Small Business Disclosure Format

(Check One):  Yes [ ]   No [X]

                         CANCER TREATMENT HOLDINGS, INC.




                                      INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of November 30,
                  2001 and May 31, 2001 ...................................   3

                  Consolidated Statements of Operations for the
                  Six Months Ended November 30, 2001 and 2000 .............   4

                  Consolidated Statements of Operations for the
                  Three Months Ended November 30, 2001 and 2000 ...........   5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended November 30, 2001 and 2000 .............   6

                  Notes to Consolidated Financial Statements ..............   7


         Item 2.  Management's Discussion and Analysis of
                  Consolidated Financial Condition and Results
                  of Operations ...........................................   8


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ........................  10

SIGNATURES ................................................................  10

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------
                                                     November 30,     May 31,
                                                         2001          2001
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)
CURRENT ASSETS:
---------------
      Cash and cash equivalents ..................   $ 1,300,055    $ 1,460,866
      Other receivables ..........................       165,998        161,600
      Prepaid amounts ............................         7,345          7,345
                                                     -----------    -----------
          TOTAL CURRENT ASSETS ...................     1,473,398      1,629,811

      Intangibles ................................       165,905        175,277
                                                     -----------    -----------

      TOTAL ASSETS ...............................   $ 1,639,303    $ 1,805,088
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
--------------------
      Accounts payable & accrued liabilities .....   $    78,913    $    57,441
      Minority interest obligations ..............        77,827         77,827
                                                     -----------    -----------
          TOTAL CURRENT LIABILITIES ..............       156,740        135,268
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
---------------------
      Common stock, $ .003 par value, 50,000,000
          shares authorized, 3,495,760 issued
          and outstanding ........................   $    10,487    $    10,487
      Paid in capital ............................     5,163,105      5,163,105
      Accumulated deficit ........................    (3,410,948)    (3,223,691)
                                                     -----------    -----------
                                                       1,762,644      1,949,901
      Treasury stock : 159,284 shares, at cost ...      (280,081)      (280,081)

                                                     -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY .................     1,482,563      1,669,820
                                                     -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .   $ 1,639,303    $ 1,805,088
                                                     ===========    ===========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Six months ended
                                                            November 30,
                                                     ---------------------------
                                                        2001           2000
                                                     -----------    -----------
Revenue:
Consulting fees & rental income ..................   $    13,473    $    18,600
Sale of condo ....................................             -         50,728
Interest income ..................................        17,429         16,271
                                                     -----------    -----------

Total revenue ....................................        30,902         85,599

Operating expenses:
General and administrative .......................       208,787        177,954
Depreciation and amortization ....................         9,372          4,620
                                                     -----------    -----------

Total operating expenses .........................       218,158        182,574
                                                     -----------    -----------

Operating loss ...................................      (187,256)       (96,975)

Equity in loss of partnerships ...................             -        (22,327)
                                                     -----------    -----------

Net loss .........................................   $  (187,256)      (119,302)
                                                     ===========    ===========

Per share data:

Net loss per share ...............................   $     (0.06)   $     (0.04)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     3,336,476      3,336,476
                                                     ===========    ===========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three months ended
                                                             November 30,
                                                     ---------------------------
                                                        2001           2000
                                                     -----------    ------------
Revenue:
Consulting fees & rental income ..................   $     4,398     $        -
Sale of condo ....................................             -         50,728
Interest income ..................................         9,346          9,619
                                                     -----------    -----------

Total revenue ....................................        13,744         60,347

Operating expenses:
General and administrative .......................       135,867         66,987
Depreciation and amortization ....................         4,686          3,132
                                                     -----------    -----------

Total operating expenses .........................       140,552         70,119
                                                     -----------    -----------

Operating loss ...................................      (126,808)        (9,772)

Equity in loss of partnerships ...................         8,561        (10,116)
                                                     -----------    -----------

Net loss .........................................   $  (118,247)   $   (19,888)
                                                     ===========    ===========

Per share data:

Net loss per share ...............................   $     (0.04)   $     (0.01)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     3,336,476      3,336,476
                                                     ===========    ===========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                          Six months ended
                                                             November 30,
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss .......................................   $  (187,256)   $  (119,302)
  Adjustments to reconcile net loss to cash
  used in operating activities:
     Depreciation and amortization ...............         9,372          4,620
     Equity in loss of unconsolidated partnerships             -         22,327
     Change in operating assets and liabilities
         Other receivables .......................        (4,398)       (18,600)
         Prepaid amounts .........................             -         25,223
         Accounts payable, accrued payroll and
           related benefits ......................        21,472         22,099
                                                     -----------    -----------

         Net cash used by operating activities ...      (160,811)       (63,633)
                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of intangibles ........................             -        (52,819)
  Sale of assets .................................             -        179,157
                                                     -----------    -----------
Net cash used by investing  activities ...........             -        126,338
                                                     -----------    -----------

Cash flows from financing activities: ............             -              -

Net (decrease) increase in cash and cash equivalents    (160,811)        62,705

Cash and cash equivalents at beginning of year ...     1,460,866      1,611,903
                                                     -----------    -----------

Cash and cash equivalents at end of year .........   $ 1,300,055    $ 1,674,608
                                                     ===========    ===========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 1.  FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 2001. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the six months ended November 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 2001 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

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

         In August 2001 FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

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

         In connection with its business in the field of IT-Enabled Services, the Company has positioned itself to be able to offer high quality call centers and medical transcription, billing and collecting, bookkeeping and claims processing services by affiliating with a well- established, Indian-based IT-Enabled Service provider. As a result, the start-up costs associated with this type of business have been significantly minimized and each of the Company and its Indian-based affiliate has initially committed up to $1,000,000 to finance the enterprise. The Company commenced the conduct of business operations through Trianon Corp. during the last half of fiscal 2001.

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

         The Company reported a net operating loss carryforward of $1,770,000 as of November 30, 2001.

Liquidity and Capital Resources

         The cash received by the Company associated with consummation of its fiscal 1998 sale transaction has substantially been invested in its two new business ventures. These ventures have been in development, although the Trianon, Inc. subsidiary commenced revenue producing operations during fiscal 2002. The working capital committed to the ventures is expected to be supplemented by alliances established by the Company during fiscal 2001 and to satisfy all of their working capital needs along with revenues that are starting to be realized by the Company.

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

                                        CANCER TREATMENT HOLDINGS, INC.

January 15, 2002                        By: /s/ Ullrich Klamm, Ph.D.
                                            --------------------------
                                            Ullrich Klamm, Ph.D.,
                                            Chairman and Chief Executive Officer

                                        By: /s/ Carol Befanis O'Donnell
                                            ---------------------------
                                            Carol Befanis O'Donnell
                                            Secretary