Form 10QSB
period 2002-02-28
CANCER TREATMENT HOLDINGS INC
filed 2002-04-12
CIK 832092

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act
        For the transition period from                 to                .
                                       ---------------    ---------------

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].

         The number of shares outstanding of each of the issuer's classes of common equity, as of April 12, 2002 was 3,336,476.

Transitional Small Business Disclosure Format

(Check One):  Yes [ ]   No [X]

                         CANCER TREATMENT HOLDINGS, INC.




                                      INDEX


                                                                            Page
PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of February 28,
                  2002 and May 31, 2001 ......................................3

                  Consolidated Statements of Operations for the
                  Nine Months Ended February 28, 2002 and 2001 ...............4

                  Consolidated Statements of Operations for the
                  Three Months Ended February 28, 2002 and 2001 ..............5

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended February 28, 2002 and 2001 ...............6

                  Notes to Consolidated Financial Statements .................7


         Item 2.  Management's Discussion and Analysis of
                  Consolidated Financial Condition and Results
                  of Operations ..............................................8


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ..........................11

SIGNATURES ..................................................................11

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     February 28,     May 31,
                                                        2002           2001
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)
CURRENT ASSETS:

      Cash and cash equivalents ..................   $ 1,200,113    $ 1,460,866
      Other receivables ..........................       189,382        161,600
      Prepaid amounts ............................            46          7,345
                                                     -----------    -----------
          TOTAL CURRENT ASSETS ...................     1,389,541      1,629,811

      Intangibles, net ...........................       161,221        175,277
                                                     -----------    -----------

      TOTAL ASSETS ...............................   $ 1,550,761    $ 1,805,088
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable & accrued liabilities .....   $    78,913    $    57,441
      Minority interest obligations ..............        77,827         77,827
                                                     -----------    -----------
          TOTAL CURRENT LIABILITIES ..............       156,740        135,268
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:

      Common stock, $ .003 par value,
          50,000,000 shares authorized,
          3,495,760 issued and outstanding .......        10,487         10,487
      Paid in capital ............................     5,163,105      5,163,105
      Accumulated deficit ........................    (3,499,490)    (3,223,691)
                                                     -----------    -----------
                                                       1,674,102      1,949,901
      Treasury stock : 159,284 shares, at cost ...      (280,081)      (280,081)

                                                     -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY .................     1,394,021      1,669,820
                                                     -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .   $ 1,550,761    $ 1,805,088
                                                     ===========    ===========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Nine months ended
                                                            February 28,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
Revenue:
Service revenues & rental income .................   $    36,189    $    18,600
Sale of condo ....................................             -         50,728
Interest income ..................................        24,038         30,145
                                                     -----------    -----------

Total revenue ....................................        60,227         99,473

Operating expenses:
General and administrative .......................       321,968        268,976
Depreciation and amortization ....................        14,057          8,384
                                                     -----------    -----------

Total operating expenses .........................       336,026        277,360
                                                     -----------    -----------

Operating loss ...................................      (275,798)      (177,887)

Equity in loss of partnerships ...................             -        (30,950)
                                                     -----------    -----------

Net loss .........................................   $  (275,798)      (208,837)
                                                     ===========    ===========

Per share data:

Net loss per share ...............................   $     (0.08)   $     (0.06)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     3,336,476      3,336,476
                                                     ===========    ===========


                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three months ended
                                                            February 28,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
Revenue:
Service revenues & rental income .................   $    22,716            $ -
Interest income ..................................         6,609         13,874
                                                     -----------    -----------

Total revenue ....................................        29,325         13,874

Operating expenses:
General and administrative .......................       113,182         91,022
Depreciation and amortization ....................         4,686          3,764
                                                     -----------    -----------

Total operating expenses .........................       117,867         94,786
                                                     -----------    -----------

Operating loss ...................................       (88,542)       (80,912)

Equity in loss of partnerships ...................             -         (8,623)
                                                     -----------    -----------

Net loss .........................................   $   (88,542)   $   (89,535)
                                                     ===========    ===========

Per share data:

Net loss per share ...............................   $     (0.03)   $     (0.03)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     3,336,476      3,336,476
                                                     ===========    ===========


                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         Nine months ended
                                                            February 28,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss .......................................   $  (275,798)   $  (208,837)
  Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation and amortization ................        14,057          8,384
    Equity in loss of unconsolidated partnerships              -         30,950
    Change in operating assets and liabilities
       Other receivables .........................       (27,782)       (18,600)
       Prepaid amounts ...........................         7,299         19,465
       Accounts payable, accrued payroll and
         related benefits ........................        21,471         22,099
                                                     -----------    -----------

       Net cash used by operating activities .....      (260,754)      (146,539)
                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of intangibles ........................             -        (62,099)
  Sale of assets .................................             -        179,157
                                                     -----------    -----------
Net cash used by investing  activities ...........             -        117,058
                                                     -----------    -----------

Cash flows from financing activities: ............             -              -

Net (decrease) increase in cash and
  cash equivalents ...............................      (260,754)       (29,481)

Cash and cash equivalents at beginning of year ...     1,460,866      1,611,903
                                                     -----------    -----------

Cash and cash equivalents at end of year .........   $ 1,200,113    $ 1,582,422
                                                     ===========    ===========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Item 1.  FINANCIAL STATEMENTS

         1. PREPARATION OF FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions of SEC Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest SEC Form 10-KSB for the year ended May 31, 2001. In the opinion of management, the unaudited consolidated financial statements contain all adjustments which are of a normal, recurring nature for a fair statement of the results of operations for such interim periods presented. The results of operations for the nine months ended February 28, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. The May 31, 2001 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

         2. ACCOUNTING DEVELOPMENTS:

         In June 2001, the FASB issued SFAS No. 141, "Business Combination," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and ease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statement issued for fiscal years beginning after June 15, 2002.

         In August 2001 FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

         The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

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

         The Hospital, LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws. The Hospital has announced that it expects a reorganization plan to become effective, in which event the Hospital will be discharged from bankruptcy. The Hospital had planned to affiliate with Genesis Affiliated Health Services, Inc., a West Virginia hospital chain. However, this plan did not materialize and the Hospital has retained a consultant to assist it in finding another suitable affiliation. The Company intends to dispose of its share in LRT. As part of such transaction, the Company would seek a release from its equipment lease guarantee obligations with Citicorp Vendor Finance, Inc. (formerly, Copelco Capital, Inc.). There can be no assurance that any such transaction will take place.


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

         The Company reported a net operating loss carryforward of $1,860,000 as of February 28, 2002.

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

         During fiscal 2001, Citicorp Vendor Finance, Inc. ("Citicorp") commenced an action in the Superior Court of the State of New Jersey to recover amounts allegedly due from the Company as a result of its guarantee of amounts due by the Logan partnership, which was in default of its payment obligations to the equipment lessor. During August 2001, the action was settled by agreement which provides that the potential liability of CTH is reduced to $500,000 (plus legal expenses of approximately $8,000) from an estimated amount of approximately $750,000. In addition, Citicorp agreed to release the Company from any further guarantees whenever CTH sells its interest in the venture to one or several credit-worthy replacement entities. If CTH were called to honor its guarantee, the pay-out would be at an annual percentage rate of 7% over 84 months, with a 35% balloon, resulting in payments of approximately $6,500 per month.

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

                                        CANCER TREATMENT HOLDINGS, INC.

April 12, 2002                          By: /s/ Ullrich Klamm, Ph.D.
                                            --------------------------
                                            Ullrich Klamm, Ph.D.,
                                            Chairman and Chief Executive Officer

                                        By: /s/ Carol Befanis O'Donnell
                                            ---------------------------
                                            Carol Befanis O'Donnell
                                            Secretary