Form 10KSB
period 2002-05-31
CANCER TREATMENT HOLDINGS INC
filed 2002-09-16
CIK 832092

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended MAY 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______________ to ______________

                           Commission File No. 1-11062

                         CANCER TREATMENT HOLDINGS, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                                87-0410907
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended May 31, 2002 were $88,728

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock on August 15, 2002, was $333,648. As of such date, the average high and low sales price was $.10.

The number of shares outstanding of the Issuer's common stock, par value $.003 per share, as of August 27, 2002, was 3,336,476.

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

                         CANCER TREATMENT HOLDINGS, INC.

                        Form 10-KSB ANNUAL REPORT - 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

    Item 1.  Description of Business ......................................... 3

    Item 2.  Description of Property ......................................... 5

    Item 3.  Legal Proceedings ............................................... 5

    Item 4.  Submission of Matters to a Vote of Security Holders ............. 5


PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters ........ 6

    Item 6.  Management's Discussion and Analysis of Plan of Operation ....... 6

    Item 7.  Financial Statements ............................................ 7

    Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ........................................ 7


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act ............... 8

    Item 10. Executive Compensation .......................................... 9

    Item 11. Security Ownership of Certain Beneficial Owners and Management ..10

    Item 12. Certain Relationships and Related Transactions ..................11

    Item 13. Exhibits and Reports on Form 8-K ................................11


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

         Business of the Issuer

         During fiscal 2000, the Company's future business direction was established and during fiscal 2001, the Company's business operations commenced through its subsidiaries and affiliates. As of May 31, 2002, the Company's business consisted of: (I) an interest in Trianon Corp. ("Trianon", formerly MedClixx, Inc.), which will provide IT Enabled Services, (2) Water Treatment Technologies, Inc. and Global Patent Development Corp., which has developed a proprietary invention related to the on-site production of chlorine gas and related compounds, (3) an interest in a radiation therapy center under development located in Logan, West Virginia, (4) a subsidiary (CTI Management Corp.) through which the Company's president provides management services, and
(5) an interest in Advanced Medical Services, which was to have engaged in the business of developing diagnostic and therapeutic treatment facilities.

         IT-Enabled Services

         The Company has positioned itself to offer services enabled by information technology (""IT-Enabled Services) to North American clients using staff located in India. IT-Enabled Services include medical transcriptions, billing and collecting, bookkeeping and claims processing services.

         Initially, CTH formed a joint venture with IDS Infotech, Ltd. ("IDS"), a leading provider of such services located in Chandigarh, India. Each of CTH and IDS maintained a 50% interest in Trianon, which is organized as a Delaware corporation. CTH holds its 50% interest through Infotech Partners, L.P., a Delaware limited partnership ("Infotech") of which CTH is currently the sole limited partner. Infotech may seek additional limited partners as Trianon's capital needs expand. The general partner of Infotech is a Delaware corporation of which Ullrich Klamm is the sole stockholder, officer and director. The general partner maintains a 1% interest in Infotech.

         Trianon was formed to furnish information services for U.S. healthcare providers and insurance carriers. Beginning on May 31,2000, Trianon offered medical transcription and claims processing services. However, it became apparent that IDS could not deliver medical transcription services that met the stringent accuracy standards established by Trianon. Consequently, CTH severed the relationship and IDS surrendered its shares in Trianon to CTH.

         Trianon is in the process of negotiating with other India-based providers of IT-Enabled Services to replace IDS. In addition, Trianon has set up a small office in Delhi that provides accounting services to U.S. clients. While this accounting venture is still at a testing stage, the initial results are encouraging. Trianon also plans to enter the voice-based call center business, probably as a joint venture with a U.S. call center company. Trianon's long-term goal in the call center business is to specialize in inbound voice for technical applications so that it can leverage its access to highly trained and motivated Indian service professionals.

         Water Treatment

         On February 25, 2000, the Company (through Global Patent Development Corporation, "Global") applied for a preliminary patent for a South African invention relating to a method and a device for the on-site generation of chlorine and related gases, and a provisional worldwide patent was issued.

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

         The Hospital, LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws. A plan to affiliate the Hospital with Genesis Affiliated Health Services, a West Virginia hospital chain, could not be consummated and the Hospital was put up for sale by competitive bidding. The Hospital has announced that a sale, and a subsequent reorganization plan, is likely to become effective, in which event the Hospital will be discharged from bankruptcy. It is not certain that the acquiring entity would also want to buy the Hospital's interest in LRT. In either event,, the Company has decided to try to dispose of its share in LRT. As part of such transaction, the Company will seek a release from its equipment lease guarantee obligations with Citicorp Vendor Finance, Inc. (formerly, Copelco Capital, Inc.) in a maximum amount of $508,000 (See Item 3. Legal Proceedings, below). Each of the contemplated events described in this paragraph is subject to numerous contingencies, and there can be no assurance that any transactions will take place as currently planned.

         The establishment and operation of the Logan venture is subject to federal and state laws. These laws may include statutes and regulations governing state Certificate of Need ("CON") Programs, the licensure of health care facilities, services and equipment, and physician investments and compensation arrangements in health care entities to which they refer patients. Logan has been granted a CON for the anticipated center in Logan. Approval of the transfer of the CON to any buyer of the Logan property (or the Company's interest in the property) will be required.

         The Company's monthly costs attributable to the property approximate $6,500.

         CTI Management Corp.

         The Company, through CTI Management Corp., a wholly-owned subsidiary, provides consulting services rendered by its President for which it was due to be paid fees over a period of ten years ending March 2005. The Company has not received any payments since February 1999 and the payor subsequently filed for bankruptcy and is being liquidated. The Company is pursuing recourse against a building which securitizes the payment obligation. A preliminary settlement has been reached pursuant to which the Company would acquire the building, which has been appraised at $950,000, for about $600,000 which would be financed by a mortgage. There can be no assurance, however, that this preliminary settlement will become effective.

         Advanced Medical Services

         During fiscal 2001, the Company formed Advanced Medical Services ("AMS"), a joint venture with HDE Acquisition Corp. ("HDE"), for the purpose of developing diagnostic and therapeutic treatment facilities. However, as the outlook for IT-Enabled Services appeared to be more promising, CTH and HDE agreed to dissolve AMS following the end of fiscal 2001 and the Company has since reallocated its AMS capital contribution to its interest in Trianon.

         Miscellaneous

         The only remaining employees of CTH include Ullrich Klamm, Ph.D., President, and Mark V. Stephenson, Secretary. The Company's principal office is maintained at c/o Carol B. O'Donnell, Esq., 540 Joan Drive, Fairfield, CT 06320-2207, and the phone number of the Company is (212) 221-1340.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's property consists of administrative offices located at 120 West 44th Street (Suite 601), New York, New York. The Company sublets such property on a month to month basis at $1,000 per month from a company in which Ullrich Klamm, the president of the Company, has a beneficial interest.


ITEM 3.  LEGAL PROCEEDINGS.

         During fiscal 2001, Citicorp Vendor Finance, Inc. ("Citicorp") commenced an action in the Superior Court of the State of New Jersey to recover amounts allegedly due from the Company as a result of its guarantee of amounts due by the Logan partnership, which was in default of its payment obligations to the equipment lessor. During August 2001, the action was settled by agreement which provides that the potential liability of CTH is reduced to $500,000 (plus legal expenses of approximately $8,000) from an estimated amount of approximately $750,000. In addition, Citicorp agreed to release the Company from any further guarantees whenever CTH sells its interest in the venture to a credit-worthy purchaser. If CTH were called to honor its guarantee, the pay-out would be at an annual percentage rate of 7% over 72 months, with a 35% balloon, resulting in payments of approximately $6,500 per month.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended May 31, 2002 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         COMMON STOCK. The Company's Common Stock trades in the Over-the-Counter Market Bulletin Board. The quotations set forth below do not necessarily represent actual transactions and do not reflect retail mark ups, mark downs or commissions.

         The following table sets forth for the fiscal periods indicated the high and low bid quotes on the OTC Bulletin Board.

                                         Fiscal Years Ended May 31
                                      2001                       2002
                             ---------------------       ---------------------
Quarter                       High           Low          High           Low
-------                       ----           ---          ----           ---
1st Quarter ............     $   .40       $   .40       $   .20       $   .20
2nd Quarter ............     $   .53       $   .35       $   .40       $   .15
3rd Quarter ............     $   .40       $   .35       $   .25       $   .10
4th Quarter ............     $   .20       $   .20       $   .10       $   .10

         As of August 27, 2002, the Company's Common Stock was held by 192 shareholders of record. In addition, the Company believes that there are an additional 1,000 holders (approximately) of its Common Stock who hold the shares in "street name."

         In fiscal 2002, the Company paid no dividends on its Common Stock nor does it anticipate paying cash dividends on its Common Stock in the foreseeable future. In the event that the Company changes this policy, future payment of dividends on its Common Stock would depend, among other things, upon the operations and financial condition of the Company.

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

         In connection with its proposed business in the field of IT-Enabled Services, the Company has positioned itself to be able to offer high quality medical transcription, billing and collecting and accounting services. The Company has committed $500,000 to finance the enterprise. After the restructuring of Trianon (see Part I, Item 1 above), the company has opened a small accounting office in New Delhi which currently handles the accounting for a U.S.-based call center and is operating at a break-even level. The Company is pursuing several other prospective clients for its accounting services.

         In addition, The Company is negotiating with two American call centers who have expressed interest in setting up a call center in Delhi. In order to minimize the capital investment required to finance such a joint venture, the Company, initially, would use an Indian subcontractor. Once the success of transferring U.S. call center business to India has been established, the Company intends to set up its own Indian call center operation which, however, is unlikely to occur before fiscal year 2004.

         The Company has been granted preliminary worldwide patents for the on-site generation of chlorine gas used mostly by the water treatment industry and has applied for permanent patent protection in eight key countries or regions which is expected to be granted. The Company expects to initially market its invention through worldwide marketing agents or licensees, and has been exploring possible marketing alliances during the last two years. Such alliances would be structured in such a way that they would not require substantial capital outlays by the Company.

         The Company has been entitled to receive payments for consulting services rendered by its President. The payors for such services have been in default with respect to the payments since February 1999. The Company is pursuing recourse against a building and other property which securitizes the payment obligation. A preliminary settlement has been reached pursuant to which the Company would acquire the building, which has been appraised at $950,000 for about $600,000 which would be financed by a mortgage. There can be no assurance, however, that this preliminary settlement will become effective.

         The Company reported revenues from the sale of its commercial condominium in Hollywood, Florida during the second quarter of fiscal 2001. The adjusted sales price was $245,120.

         The Company reported a net operating loss carryforward of $2,100,000 as of May 31, 2002.

Liquidity and Capital Resources

         The cash received by the Company associated with consummation of its fiscal 1998 sale transaction has substantially been invested in its two new business ventures. These ventures are in development, but the working capital committed to the ventures is expected to be supplemented by alliances established by the Company during fiscal 2002 and to satisfy all of their working capital needs until they become revenue producing in fiscal 2003.

         The Company has guaranteed certain liabilities of the Logan partnership amounting to about $750,000 at May 31, 2001. See, however, "ITEM 3. LEGAL PROCEEDINGS."

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

                                                                Director  Term
Name                      Age   Principal Occupation             Since   Expires
----                      ---   --------------------             -----   -------
Jack W. Buechner           62   President & CEO of Presidential   1993     2004
                                Classroom, Alexandria, VA,
                                America's oldest youth civic
                                Organization. Of counsel to the
                                law firm of Smeltzer Aptaker.
                                Previously an attorney with the
                                Washington, DC firm of Manatt
                                Phelps & Phillips. From 1991 to
                                1993, he served as President of
                                the International Republican
                                Institute, a foundation that
                                promotes democracy in foreign
                                countries. From 1986 to 1991, a
                                United States Representative
                                from the State of Missouri. A
                                member of the Board of Directors
                                of the Center for National
                                Policies, the Zorig Foundation
                                and Vice President of the
                                Association of Former Members of
                                Congress.

Ullrich Klamm, Ph.D.       63   Chairman of the Board, Chief      1993     2002
                                Executive Officer, President and
                                a Director. Since 1987,
                                President and a Director of
                                Hospital Diagnostic Equipment
                                Corp. ("HDEC"), a private
                                company that owns and operates
                                high technology medical
                                diagnostic equipment, primarily
                                in rural areas.

Salvatore P. Russo, Ph.D.  72   Health care consultant in         1994     2003
                                Boston, MA since 1993. From 1974
                                until 1993, Administrator of the
                                Shriners Burns Institute in
                                Boston, MA, specializing in
                                children with severe burns.

Executive Officers of the Company and Company Subsidiary Who Are Not Directors

Mark V. Stephenson (42)     Secretary of the Company since August 2002. Mr.
                            Stephenson is employed by the Company as Director of Operations. He is a retired Lieutenant Commander of the United States Navy.

         Although the directorships of Mr. Buechner, Dr. Klamm and Dr. Russo were to have expired in 1998, 1999 and 2000, respectively, no annual meeting of stockholders has been held for the election of directors since November 1997. Accordingly, Mr. Buechner, Dr. Klamm and Dr. Russo still serve as directors.

         During the fiscal year ended May 31, 2002, the Board of Directors held no formal Board meetings. Each Director of the Company attended more than 75 percent of the meetings of the Board of Directors held during the period when such individual was a Director.

         The Company does not have any standing nominating committee of the Board of Directors.

         The Company has an audit committee of the Board of Directors of which Mr. Buechner is a member. The audit committee performs various functions involving the supervision of the Company's financial affairs, including reviewing the Company's annual audits and overseeing its internal control procedures. During the fiscal year ended May 31, 2002, no meetings of the audit committee were held.

         The Company has a compensation committee of the Board of Directors of which Dr. Russo is a member. During the fiscal year ended May 31, 2002, no meetings of the compensation committee were held.

         The Company also has an executive committee of the Board of Directors of which Mr. Buechner and Dr. Klamm are currently members. The executive committee is empowered to act on behalf of the Board between Board meetings as well as serve as the compensation committee. During the fiscal year ended May 31, 2002, no meetings of the executive committee were held.

         To the best of the Company's knowledge, during the fiscal year ended May 31, 2002 or prior years, no person who was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the registrant registered pursuant to Section 12, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.


ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended May 31, 2002, 2001 and 2000 to the Company's Chief Executive Officer and to each of the other most highly compensated Executive Officers of the Company whose aggregate compensation exceeded $100,000 in the fiscal year ended May 31, 2002.

                                                 SUMMARY COMPENSATION TABLE

                                            Annual Compensation                          Long-Term Compensation
                                    ---------------------------------------     --------------------------------------------
(a)                                 (b)     (c)      (d)      (e)               (f)          (g)          (h)      (i)
                                                              Other             Restricted   Securities
                                                              Annual            Stock        Underlying   LTIP     All Other
Name                                Year    Salary   Bonus    Compensation      Award(s)     Option/SARs  Payouts  Comp.
                                            ($)      ($)      ($)               (#)          (#)          ($)      ($)
----                                ----    ---      ---      ---               ---          ---          ---      ---
Ullrich Klamm, Ph.D.                2002    130,000  -        26,600            -            500,000      -        -
Chairman of the Board,              2001    130,000  -        26,600            -            500,000      -        -
Chief Executive Officer,President   2000    130,000  -        26,600            -            500,000      -        -


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

         The following table sets forth information concerning the value of unexercised stock options at the end of the 2002 fiscal year for the persons named in the Summary Compensation Table.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of August 27, 2002, the number of shares of the Company's Common Stock held of record or beneficially by (i) each person who held of record or was known by the Company to be the beneficial owner of more than 5 percent of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Company's named executive officers, directors and nominees for director and (iv) all executive officers and directors of the Company as a group.

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

* Represents less than 1% of the outstanding Company Common Stock.
---------

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such persons within 60 days from August 27, 2002 upon the exercise of options or warrants. Except as otherwise indicated, the nature of the beneficial ownership is record and direct.

(2) Each beneficial owner's percentage ownership is determined by assuming that options or warrants held by such person (but not those held by any other persons) and which may be exercised within 60 days from August 27, 2002 have been exercised.

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

(6) Includes shares issuable upon exercise of presently exercisable warrants and options, as described in the Notes above. No securities are beneficially owned by Mark Stephenson, Secretary of the Company.


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

         Exhibits

         Exhibit No.   Description of Items
         -----------   --------------------

         3.1           Articles of Incorporation of the Company (as amended) (1)

         3.2           By-Laws (2)

         10.1          Employment contract between CTH and Ullrich Klamm, Ph.D.
                       (3)

         10.2 Consulting Agreement between Oncology Services Corporation and its affiliates, and Cancer Treatment Holding, Inc., dated January 1, 1995 (4)

         10.3 Loan and Security Agreement between Med Tech Funding Corporation and COPELCO/American Healthfund, Inc. (5)

         10.4 Purchase Agreement among Greenstar Holdings, Inc., Cancer Treatment Holdings, Inc. and Advanced Oncology Services, Inc. dated May 1998. (6)

         21.1          Subsidiaries of the Registrant:
                       Blue Gold USA, Inc., a Delaware corporation
                       CTI Management Corp., a Delaware corporation
                       CTI of West Virginia, Inc., a Florida corporation Global Patent Development Corp., a Delaware corporation Water Treatment Technologies, Inc., a Delaware corporation

         99.1 Certification of Chief Executive Officer and Chief Financial Officer.
         ---------
         (1) Incorporated by reference to Form S-18 as filed with the Securities and Exchange Commission on April 14, 1988, File No. 33-21269-A.

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


Date: September 13, 2002               CANCER TREATMENT HOLDINGS, INC.


                                       By:  /s/ Ullrich Klamm, Ph.D.
                                            ------------------------
                                            Ullrich Klamm, Ph.D.
                                            Chairman and Chief Executive Officer


                                   SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signatures                        Position                    Dated
----------                        --------                    -----

/s/ Ullrich Klamm, Ph.D.          Chairman of the Board       September 13, 2002
------------------------          Chief Executive Officer
Ullrich Klamm, Ph.D.

/s/ Mark V. Stephenson            Secretary                   September 13, 2002
----------------------
Mark Stephenson

/s/ Salvatore Russo, Ph.D.        Director                    September 13, 2002
--------------------------
Salvatore Russo, Ph.D.

/s/ Jack W. Buechner              Director                    September 13, 2002
--------------------
Jack W. Buechner

                 CANCER TREATMENT HOLDINGS, INC. & SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report.................................................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statement of Operations.........................................F-4

Consolidated Statement of Stockholder's Equity...............................F-5

Consolidated Statement of Cash Flows.........................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Cancer Treatment Holdings, Inc.
Fairfield, Connecticut


We have audited the accompanying consolidated balance sheets of Cancer Treatment Holdings, Inc. and Subsidiaries as of May 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cancer Treatment Holdings, Inc. and Subsidiaries as of May 31, 2002 and 2001, and the results of operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                       Radin, Glass & Co., LLP
                                       Certified Public Accountants


New York, New York
September 11, 2002

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                              May 31,
                                                              -------
                                                         2002          2001
                                                     -----------    -----------
CURRENT ASSETS:

    Cash and cash equivalents ....................   $ 1,082,184    $ 1,460,866
    Other receivables ............................       163,641        161,600
    Prepaid amounts ..............................            46          7,345
                                                     -----------    -----------
      TOTAL CURRENT ASSETS .......................     1,245,871      1,629,811

    Intangibles ..................................       156,534        175,277
                                                     -----------    -----------

    TOTAL ASSETS .................................   $ 1,402,404    $ 1,805,088
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable & accrued liabilities .......   $    98,521    $    57,441
    Minority interest obligations ................        77,827         77,827
                                                     -----------    -----------
      TOTAL CURRENT LIABILITIES ..................       176,348        135,268
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:

    Common stock, $ .003 par value,
       50,000,000 shares authorized,
      3,495,760 issued and outstanding ...........        10,487         10,487
    Paid in capital ..............................     5,163,105      5,163,105
    Accumulated deficit ..........................    (3,667,455)    (3,223,691)
                                                     -----------    -----------
                                                       1,506,137      1,949,901
    Treasury stock : 159,284 shares, at cost .....      (280,081)      (280,081)

                                                     -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY ...................     1,226,056      1,669,820
                                                     -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $ 1,402,404    $ 1,805,088
                                                     ===========    ===========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Years Ended May 31,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
Revenue:
   Consulting fees & rental income ...............   $    58,782    $    56,700
   Sale of a condominium .........................             -         50,728
   Interest income ...............................        29,946         38,979
                                                     -----------    -----------

   Total revenue .................................        88,728        146,407

Operating expenses:
   General and administrative ....................       513,748        353,586
   Depreciation and amortization .................        18,743         13,066
                                                     -----------    -----------

   Total operating expenses ......................       532,491        366,652
                                                     -----------    -----------

Operating loss ...................................      (443,763)      (220,245)

Equity in loss of partnerships ...................             -        (40,361)
                                                     -----------    -----------

Net loss .........................................   $  (443,763)      (260,606)
                                                     ===========    ===========

Per share data:

Net loss per share ...............................   $     (0.13)   $     (0.08)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     3,336,476      3,336,476
                                                     ===========    ===========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                          Years Ended May 31,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
Cash flows from operating activities:
    Net loss .......................................  $  (443,763)  $  (260,606)
    Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation and amortization ................       18,743        13,066
      Equity in loss of unconsolidated partnerships             -        40,361
      Change in operating assets and liabilities
        Other receivables ..........................       (2,041)      (22,184)
        Prepaid amounts ............................        7,300        21,800
        Accounts payable, accrued payroll and
          related benefits .........................       41,080       (33,158)
                                                      -----------   -----------

        Net cash used by operating activities ......     (378,681)     (240,722)
                                                      -----------   -----------

Cash flows from investing activities:
    Purchase of intangibles ........................            0       (89,473)
    Sale of assets .................................            -       179,157
                                                      -----------   -----------
Net cash provided by investing  activities .........            0        89,684
                                                      -----------   -----------

Cash flows from financing activities: ..............            -             -
                                                      -----------   -----------

Net (decrease) in cash and cash equivalents ........     (378,681)     (151,038)

Cash and cash equivalents at beginning of year .....    1,460,865     1,611,903
                                                      -----------   -----------

Cash and cash equivalents at end of year ...........  $ 1,082,184   $ 1,460,865
                                                      ===========   ===========

Cash paid for:
    Interest .......................................  $         -   $         -
    Taxes ..........................................  $       782   $       782
                                                      ===========   ===========

                       See notes to financial statements.

                                  CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                         Capital                                         Total
                         Common stock                   in Excess      Accumulated       Treasury     Stockholders'
                            Shares         Amount      of Par Value       Deficit         Stock          Equity
                         ------------    ----------    ------------    ------------     ----------     ----------
Balance May 31, 2000      3,495,760      $  10,487      $5,163,105     $(2,963,084)     $(280,081)     $1,930,427

Net loss ...........                                                      (260,606)                      (260,606)
-----------------------------------------------------------------------------------------------------------------

Balance May 31, 2001      3,495,760         10,487       5,163,105      (3,223,691)      (280,081)      1,669,820

Net loss ...........                                                      (443,763)                      (443,763)
-----------------------------------------------------------------------------------------------------------------

Balance May 31, 2002      3,495,760      $  10,487      $5,163,105      (3,667,454)     $(280,081)     $1,226,057
=================================================================================================================

                                         See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Line of Business:

         Cancer Treatment Holdings, Inc. ("CTH"), a Nevada corporation, through its wholly owned subsidiaries (collectively, the "Company"), consisted of: (1) Blue Gold USA, Inc., which through its subsidiary Trianon, Inc., will provide medical transcription billing and collecting, office bookkeeping, and other services, (2) Water Treatment Technologies, Inc., and Global Patent Development Corp., both of which were formed to commercially exploit an invention related to the on-site production of chlorine gas and related compounds, (3) Advanced Medical Services, a Delaware general partnership, formed to perform in the business of radiation therapy, diagnostic imaging and other medical related services, (4) an interest in a radiation therapy center under development located in Logan, West Virginia, (5) CTI Management Corp., through which the Company's president provides management services, and
         (6) an office condominium located in Hollywood, Florida, which was sold in September 2000.

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

         Intangibles

         Patent acquisition and technology costs are recorded at cost and amortized at $18,723 per year over a 10-year period. Accumulated amortization of such costs at May 31, 2002 was $30,696.

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

         Income Taxes

         Deferred income taxes are provided based on the estimated future tax effects or the difference between financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized.

         Stock-Based Compensation

         The company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation expense for qualified and non qualified stock options granted under the Company' s stock option plan is generally measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount an employee must pay to acquire the stock. The Company granted no such options during the years ended May 31, 2002 and 2001.

         Per Share Data

         Basic earnings per share are calculated based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding plus common stock equivalents arising out of stock options and warrants. The Company's outstanding options were not assumed exercised for fiscal years 2002 or 2001 because such options were anti-dilutive for such periods.

         Concentrations

         Financial instruments which potentially subject the Company to credit risks are cash accounts with major financial institutions in excess of FDIC insurance limits. This financial institution has a strong credit rating and management believes the credit risks related to the account are minimal.

         Impairment of long-lived assets

         The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At May 31, 2002 and 2001, the Company believes that there has been no impairment of its long-lived assets.

         New Accounting Issues

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt SFAS No. 141 for all business combinations, completed after June 30, 2001, be accounted for under the purchase method. Goodwill and other intangible assets that resulted from business combinations before July 1, 2001, must be reclassified to conform to the requirements of SFAS No. 142, as of the statement adoption date.

         The Company will adopt SFAS No. 142 at the beginning of June 2002 for all goodwill and other intangible assets recognized in the Company's statement of financial position. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach. and introduces a new model for determining impairment charges.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 on "Accounting for Costs Associated with Exit or Disposal Activities". The Company is reviewing the requirements and implications of adopting such standards by December 31, 2002. This Statement addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company currently does not believe adopting such standards will have a material effect on the presentation of the financial statements.

3.       Sale of Operations and Future Plans:

         The Company is continuing its efforts to sell its interest in the Logan, West Virginia center. The Company has classified the net value of its interest in the Logan, West Virginia center as "Minority interest obligations" at May 31, 2002 and 2001 (See Note 5).

4.       Consulting and Options Agreements:

         A) The Company's President had been performing management services pursuant to an agreement between the CTI Management Corp., a wholly owned subsidiary of the Company and Oncology Services Corporation ("OSC"), Oncology Services Corporation of Tampa, Inc. ("OSC of Tampa"), and Tampa Oncology Services, P.A. (together "OSC"). As a result, the Company is entitled to receive monthly payments in the amount of $6,200 to $12,500 based on the number of radiation therapy procedures performed at OSC's Tampa center. The agreement further granted CTI Management Corp. a security interest in the Tampa center as collateral for the agreement, the owner of the Tampa real estate has filed for bankruptcy. Since February 28, 1999, OSC has been in default in their payments under the agreement, but has acknowledged that the Company's President has fully performed his obligations under the agreement. The Company has not recorded any reserve for the $161,000 in arrears at May 31, 2002, since OSC has been put on notice of the default and the Company is pursuing a recovery from the collateral for which they have a security interest. A preliminary settlement with the trustees of the real estate owner has been reached pursuant to which the Company would acquire the building, which has been appraised for at $950,000 for about $600,000. The purchase of the property for $600,000 would be financed by a mortgage supported a tentative lease with the new purchaser of the radiation therapy center. Management believes such receivables recorded will be recovered from the collateral.

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

5.       Minority interest obligations:

         Minority interest obligations, in the amount of $77,827 and $77,827 at May 31, 2002 and 2001, respectively, consists of the Company's interest in certain assets and liabilities related to the Company's 25.75% general partnership interest in the partnership developing the radiation center in Logan, West Virginia. The radiation center has not had any operations since its formation. At May 31, 2002 and 2001, the assets and liabilities of the partnership consists of the following:

                                                        2002           2001
                                                     -----------   -----------
         Cash .....................................  $         -   $         -
         Other assets, including capitalized leases      165,320       165,320
         Equipment subject to capital leases ......      972,847       972,847
         Capital lease obligations ................   (1,440,404)   (1,440,404)
                                                     -----------   -----------
         Net deficiency in partnership ............  $  (302,237)  $  (302,237)
                                                     ===========   ===========

6.       Income Taxes:

         There is no income tax provision (benefit) for the years ended May 31, 2002 and 2001, except for minimum franchise tax filing fees. The reconciliation between the statutory charge for income taxes and the actual income tax benefit for the years ended May 31, 2002 and 2001 is shown in the following table:

                                                  2002          2001
                                               ---------     ---------
         Computed expected tax expense ....    $(146,000)    $ (86,000)
         State income taxes ...............      (40,000)      (23,000)
         Change in valuation allowance ....      186,000       109,000

                                               ---------     ---------
         Net deficiency in partnership         $   -0-       $   -0-
                                               =========     =========

         The significant components of the deferred tax assets and liabilities as of May 31, 2002 were as follows:

                                             2002          2001
                                          ---------     ---------
         Deferred tax assets:
              NOL carryforward .......    $(792,000)    $(646,000)
              Valuation allowance ....      792,000       646,000
                                          ---------     ---------
                                          $   -0-       $   -0-
                                          =========     =========


         As of May 31, 2002, the Company had a federal and state net operating loss carryforward of $2,100,000 which expires in 2014 through 2021. The Company provides a valuation allowance, because in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.


7.       Commitments and Contingencies:

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

         As a principal of Logan Radiation Therapy, Inc. ("LRT"), a partner in the Southern West Virginia Cancer Treatment Center ("Logan"), the Company has guaranteed certain Copelco Capital, Inc. ("Copelco") lease liabilities of Logan amounting to $508,000 as of May 31, 2002. Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws and has ceased making required capital contributions to Logan. Accordingly, Logan's lease payments to Copelco went into default. The Hospital has announced that it expects a reorganization plan to become effective, in which event the Hospital will be discharged from bankruptcy. It is not certain that the acquiring entity would also want to buy the Hospital's interest in LRT. As part of such transaction, the Company will seek a release from its equipment lease guarantee obligations with Citicorp Vendor Finance, Inc. (formerly, Copelco Capital, Inc.) in the maximum amount of $508,000. The minority interest obligations recorded of $77,827 directly relates to a portion of the potential guarantee. The loan is collateralized by original equipment purchased, which per a current inspection, such equipment could be operational with minimal work. The contemplated events described above are subject to several contingencies, and there can be no assurance that any transactions will take place as currently planned.

         The Company and LRT have been sued by Citicorp Vendor Finance, Inc. ("Citicorp") in the Superior Court of New Jersey, which claims that there has been a default by the Logan partnership in its obligations to Citicorp, the equipment lessor. The suit was commenced in November 2000 and the Company has settled such suit in August 14, 2001. The Company entered into a settlement with Citibank under which the potential liability of CTH was reduced to $500,000 (plus legal expenses of about $8,000) from an estimated amount of around $750,000. In addition, Citicorp agreed to release the Company from any further guarantees when the Hospital and LRT form a new entity and CTH disposed of its interest. If CTH were called to honor its guarantee, the payout would be at an annual percentage rate of 7% over 72 months commencing on July 1, 2002, with a 35% balloon, resulting in payments of about $6,500 per month. Management believes that such guarantee is not likely to be called due to an expected ultimate disposition of the Companys interest in Logan.

9.       Warrants, Stock Options and Treasury Stock:

         The Company granted stock options to officers and directors during fiscal years ending May 31, 1998 and prior. All options were granted at or above prevailing market prices and are exercisable over terms of up to six years.

         A summary of the status of the Company's stock option plan as of May 31, 2002 and 2001, and changes during the years then ended is presented below:

                                                             2002                              2001
                                                 ------------------------------    ------------------------------
                                                                    Weighted                          Weighted
                                                                    Average                           Average
                                                                    Exercise                          Exercise
                                                   Shares            Price           Shares            Price
                                                 ------------     -------------    ------------     -------------
Outstanding at beginning of the year ............    515,000       $    4.15          525,000        $    4.15
     Granted ....................................       -                -               -                 -
     Exercised ..................................       -                -               -                 -
     Expired or cancelled .......................    (10,000)           1.97          (10,000)            2.81
                                                 ------------     -------------    ------------     -------------
Outstanding at the end of the year ..............    505,000       $    4.15          515,000        $    4.15
                                                 ============     =============    ============     =============

         At May 31, 2002, the Company has reserved 530,000 shares of its Common Stock for issuance upon the exercise of all outstanding options and exercise prices range from $1.69 to $ 5.00. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosures purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended May 31, 2002 and 2001: annual dividends of $0, expected volatility of 50%, risk free interest rate of 6% and expected life of five years. Since the Company did not issue any options during the past two years there is no additional compensation cost to pro-forma in accordance with SFAS No. 123.

         The following table summarizes information about stock options outstanding and exercisable at May 31, 2002.

                                             Outstanding
                            ---------------------------------------------
                                            Weighted-         Weighted
                                             Average           Average
                              Number        Remaining          Exercise
                            Outstanding   Life in Years         Price
                            -----------   -------------     -------------
Range of exercise prices:
$.001 to $1.70                   5,000         3.25            $ 1.69
$1.71 to $3.50                 250,000         3.25            $ 3.50
$3.51 to $5.00                 250,000          .50            $ 5.00
                            -----------
                               505,000
                            -----------