Form 10QSB
period 2002-08-31
CANCER TREATMENT HOLDINGS INC
filed 2002-10-15
CIK 832092

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 For the quarterly period ended August 31, 2002

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

       The number of shares outstanding of each of the issuer's classes of common equity, as of October 5, 2002 was 3,336,476.

                  Transitional Small Business Disclosure Format

                           (Check One): Yes [ ] No [X]

                         CANCER TREATMENT HOLDINGS, INC.



                                      INDEX


                                                                           Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of August 31,
                  2002 and May 31, 2002 ....................................2

                  Consolidated Statements of Operations for the
                  Three Months Ended August 31, 2002 and 2001 ..............3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended August 31, 2002 and 2001 ..............4

                  Notes to Consolidated Financial Statements ...............5


         Item 2.  Management's Discussion and Analysis of
                  Consolidated Financial Condition and Results
                  of Operations ............................................7


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K .........................9


SIGNATURES .................................................................9

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                       August 31,     May 31,
                                                          2002         2002
                                                      -----------   -----------
                                                      (Unaudited)    (Audited)
CURRENT ASSETS:

   Cash and cash equivalents .......................  $   956,325   $ 1,082,184
   Other receivables ...............................      161,600       163,641
   Prepaid amounts .................................        1,835            46
                                                      -----------   -----------
       TOTAL CURRENT ASSETS ........................    1,119,760     1,245,871

   Intangibles .....................................      151,853       156,534
                                                      -----------   -----------

   TOTAL ASSETS ....................................  $ 1,271,613   $ 1,402,405
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable & accrued liabilities ..........  $    78,914   $    98,522
   Minority interest obligations ...................       77,827        77,827
                                                      -----------   -----------
       TOTAL CURRENT LIABILITIES ...................      156,741       176,349
                                                      -----------   -----------

STOCKHOLDERS' EQUITY:

   Common stock, $ .003 par value, 50,000,000 shares
     authorized, 3,495,760 issued and outstanding ..       10,487        10,487
   Paid in capital .................................    5,163,105     5,163,105
   Accumulated deficit .............................   (3,778,639)   (3,667,455)
                                                      -----------   -----------
                                                        1,394,953     1,506,137
   Treasury stock : 159,284 shares, at cost ........     (280,081)     (280,081)
                                                      -----------   -----------
   TOTAL STOCKHOLDERS' EQUITY ......................    1,114,872     1,226,056
                                                      -----------   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......  $ 1,271,613   $ 1,402,405
                                                      ===========   ===========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three months ended
                                                              August 31,
                                                     ---------------------------
                                                         2002           2001
                                                     -----------    -----------
Revenue:
Fee income .......................................   $     6,095    $     9,075
Interest income ..................................         4,898          8,083
                                                     -----------    -----------

Total revenue ....................................        10,993         17,158

Operating expenses:
General and administrative .......................       117,496         72,920
Depreciation and amortization ....................         4,681          4,686
                                                     -----------    -----------

Total operating expenses .........................       122,177         77,606
                                                     -----------    -----------

Operating loss ...................................      (111,184)       (60,448)

Equity in loss of partnerships ...................           -           (8,561)
                                                     -----------    -----------

Net loss .........................................   $  (111,184)       (69,009)
                                                     ===========    ===========

Per share data:

Net loss per share ...............................   $     (0.03)   $     (0.02)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     3,336,476      3,336,476
                                                     ===========    ===========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                          Three months ended
                                                              August 31,
                                                      --------------------------
                                                          2002          2001
                                                      ------------  ------------

Cash flows from operating activities:
   Net loss ........................................  $  (111,184)  $   (69,009)
   Adjustments to reconcile net loss to cash
   used in operating activities:
       Depreciation and amortization ...............        4,681         4,686
       Equity in loss of unconsolidated partnerships          -           8,561
       Change in operating assets and liabilities
           Other receivables .......................        2,041           -
           Prepaid amounts .........................       (1,789)       (7,590)
           Accounts payable, accrued payroll and
               related benefits ....................      (19,608)       21,472
                                                      -----------   -----------

           Net cash used by operating activities ...     (125,859)      (41,881)

Cash flows from investing activities: ..............          -             -

Cash flows from financing activities: ..............          -             -
                                                      -----------   -----------

Net (decrease) increase in cash and cash equivalents     (125,859)      (41,881)

Cash and cash equivalents at beginning of year .....    1,082,184     1,460,866

                                                      -----------   -----------

Cash and cash equivalents at end of year ...........  $   956,325   $ 1,418,986
                                                      ===========   ===========

                       See notes to financial statements.

                 CANCER TREATMENT HOLDINGS, INC. & SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation:

The accompanying unaudited financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended August 31, 2002 and 2001 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10KSB) filed with the Securities and Exchange Commission for the year ended May 31, 2002.

2.   New Accounting Developments:

In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations",. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

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

As a principal of Logan Radiation Therapy, Inc. ("LRT"), a partner in the Southern West Virginia Cancer Treatment Center ("Logan"), the Company has guaranteed certain Copelco Capital, Inc. ("Copelco") lease liabilities of Logan amounting to $508,000 as of October 31, 2002. Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws and has ceased making required capital contributions to Logan. Accordingly, Logan's lease payments to Copelco went into default. The Hospital has announced that it expects a reorganization plan to become effective, in which event the Hospital will be discharged from bankruptcy. It is not certain that the acquiring entity would also want to buy the Hospital's interest in LRT. As part of such transaction, the Company will seek a release from its equipment lease guarantee obligations with Citicorp Vendor Finance, Inc. (formerly, Copelco Capital, Inc.) in the maximum amount of $508,000. The minority interest obligations recorded of $77,827 directly relates to a portion of the potential guarantee. The loan is collateralized by original equipment purchased, which per a current inspection, such equipment could be operational with minimal work. The contemplated events described above are subject to several contingencies, and there can be no assurance that any transactions will take place as currently planned.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       Results of Operations

During the past fiscal year, the Company was engaged in structuring and commencing two new business ventures in the fields of IT-Enabled Services and water treatment, in particular the on-site generation of chlorine and related gases.

In connection with its business in the field of IT-Enabled Services, the Company entered the market for IT-Enabled services, such as medical transcription, billing and collecting, bookkeeping and claims processing services by affiliating with IDS Infotech, Ltd. ("IDS")a well-established, Indian-based IT-Enabled Service provider. However, it became apparent that IDS could not deliver services that met with the stringent accuracy standards established by the Company. Consequently, CTH severed the relationship.

The Company is in the process of negotiating with other Indian providers of IT-Enabled Services and has set up a small office in Delhi that provides accounting services to U.S. clients. The Company also plans to enter the voice-based call center business, with special emphasis on help-desk applications.

In the water treatment area, the Company has applied for patent protection for the "Chlorinator', a device, generation of chlorine and related gases, in the U.S. and nine key international markets, and has been exploring possible marketing alliances.

The Company has been entitled to receive payments for consulting services rendered by its President. The payors for such services have been in default with respect to the payments since February 1999. The Company pursued recourse against a building which securitized the payment obligation. A settlement has been reached under which the Company will acquire the building for about $600,000. Once the acquisition has become final, the Company plans to sell the building. A preliminary appraisal, prepared in April 2001 had valued the building at $950,000. However, a more thorough appraisal, conducted in October 2002, has valued it at $750,000.

During fiscal 2002, the Company received revenues from the IT-Enabled segment of its business. These revenues were discontinued with the severance of the Company's affiliation with IDS. The Company expects to resume the receipt of revenues related to this business segment when it establishes a new relationship with an alternative provider of IT-Enabled Services anticipated to occur during fiscal 2003.

         The Company reported a net operating loss carryforward of $3,778,638 as of August 31, 2002.

Liquidity and Capital Resources

The cash received by the Company associated with consummation of its fiscal 1998 sale transaction has substantially been invested in its two new business ventures. These ventures are in development, but the working capital committed to the ventures is expected to satisfy all of their working capital needs until they become revenue producing in fiscal 2003.

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

Except for those items discussed above and in the Company's latest Form 10-KSB for the year ended May 31, 2002, there are no existing material sources of liquidity available to the Company or material commitments for capital expenditures. There are no material trends, favorable or unfavorable, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.


(b)      Current Report on Form 8-K:  None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CANCER TREATMENT HOLDINGS, INC.

October 15, 2002                    By: /s/ Ullrich Klamm, Ph.D.
                                        --------------------------
                                        Ullrich Klamm, Ph.D.,
                                        Chairman and Chief Executive Officer


                                    By:/s/ Mark V. Stephenson
                                        --------------------------
                                        Mark V. Stepenson
                                        Secretary