Form 10QSB
period 2002-11-30
CANCER TREATMENT HOLDINGS INC
filed 2003-01-24
CIK 832092

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ____________________ .


         Commission file number: 1-11062
                                 -------


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

                           (Check One): Yes [ ] No [X]

                         CANCER TREATMENT HOLDINGS, INC.


                                      INDEX


                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements ...............................F-1 to F-7


         Item 2.  Management's Discussion and Analysis of
                  Consolidated Financial Condition and Results
                  of Operations ..........................................8


PART II.  OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K ......................10


SIGNATURES ..............................................................10


CERTIFICATION ...........................................................11

Item 1.  FINANCIAL STATEMENTS


                 CANCER TREATMENT HOLDINGS, INC. & SUBSIDIARIES

                                    CONTENTS

 ------------------------------------------------------------------------------

                                                                          Page
                                                                          ----

UNAUDITED FINANCIAL STATEMENTS


  Balance Sheets as of November 30, 2002 and May 31, 2002 .................F-2


  Statements of Operations

        - For the Three Months Ended November 30, 2002 and 2001 ...........F-3


  Statements of Operations

        - For the Six Months Ended November 30, 2002 and 2001 .............F-4


  Statements of Cash Flows

        - For the Three Months Ended August 31, 2002 and 2001 .............F-5


Notes To Financial Statements ...........................................F-6 - 7

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      November 30,    May 31,
                                                         2002          2002
                                                      -----------   ------------
                                                      (Unaudited)     (Audited)
CURRENT ASSETS:

      Cash and cash equivalents ....................  $   896,277   $ 1,082,184
      Other receivables ............................          -         163,641
      Prepaid amounts ..............................        1,835            46
                                                      -----------   -----------
          TOTAL CURRENT ASSETS .....................      898,112     1,245,871

      Intangibles ..................................      147,172       156,534
                                                      -----------   -----------

      TOTAL ASSETS .................................  $ 1,045,284   $ 1,402,405
                                                      ===========   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable & accrued liabilities .......  $    87,536   $    98,522
      Minority interest obligations ................       77,827        77,827
                                                      -----------   -----------
          TOTAL CURRENT LIABILITIES ................      165,363       176,349
                                                      -----------   -----------

STOCKHOLDERS' EQUITY:

      Common stock, $ .003 par value,
          50,000,000 shares authorized,
          3,495,760 issued and outstanding .........       10,487        10,487
      Paid in capital ..............................    5,163,105     5,163,105
      Accumulated deficit ..........................   (4,013,591)   (3,667,455)
                                                      -----------   -----------
                                                        1,160,001     1,506,137
      Treasury stock : 159,284 shares, at cost .....     (280,081)     (280,081)

                                                      -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY ...................      879,920     1,226,056
                                                      -----------   -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...  $ 1,045,284   $ 1,402,405
                                                      ===========   ===========

                        See notes to financial statements

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three months ended
                                                            November 30,
                                                     ---------------------------
                                                        2002            2001
                                                     -----------    ------------

Revenue:
Fee income .......................................   $    14,340    $     4,398
Interest income ..................................         4,110          9,346
                                                     -----------    -----------

Total revenue ....................................        18,450         13,744

Operating expenses:
General and administrative .......................        87,121        135,867
Write off of receivables .........................       161,600
Depreciation and amortization ....................         4,681          4,686
                                                     -----------    -----------

Total operating expenses .........................       253,402        140,552
                                                     -----------    -----------

Operating loss ...................................      (234,952)      (126,808)

Equity in loss of partnerships ...................           -            8,561
                                                     -----------    -----------

Net loss .........................................   $  (234,952)   $  (118,247)
                                                     ===========    ===========

Per share data:

Net loss per share ...............................   $     (0.07)   $     (0.04)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     3,336,476      3,336,476
                                                     ===========    ===========

                        See notes to financial statements

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Six months ended
                                                            November 30,
                                                     ---------------------------
                                                        2002            2001
                                                     -----------    ------------

Revenue:
Fee income .......................................   $    20,435    $    13,473
Interest income ..................................         9,008         17,429
                                                     -----------    -----------

Total revenue ....................................        29,443         30,902

Operating expenses:
General and administrative .......................       204,617        208,787
Write off of receivables .........................       161,600            -
Depreciation and amortization ....................         9,362          9,372
                                                     -----------    -----------

Total operating expenses .........................       375,579        218,158
                                                     -----------    -----------

Operating loss ...................................      (346,136)      (187,256)

Equity in loss of partnerships ...................           -              -
                                                     -----------    -----------

Net loss .........................................   $  (346,136)   $  (187,256)
                                                     ===========    ===========

Per share data:

Net loss per share ...............................   $     (0.10)   $     (0.06)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     3,336,476      3,336,476
                                                     ===========    ===========

                        See notes to financial statements

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                           Six months ended
                                                             November 30,
                                                      --------------------------
                                                          2002          2001
                                                      -----------   ------------

Cash flows from operating activities:
     Net loss ......................................  $  (346,136)  $  (187,256)
     Adjustments to reconcile net loss to cash
     used in operating activities:
        Depreciation and amortization ..............        9,362         9,372
        Change in operating assets and liabilities
            Other receivables ......................      163,641        (4,398)
            Prepaid amounts ........................       (1,789)          -
            Accounts payable, accrued payroll and
              related benefits .....................      (10,986)       21,472
                                                      -----------   -----------

            Net cash used by operating activities ..     (185,907)     (160,711)

Net (decrease) increase in cash and cash equivalents     (185,907)     (160,811)

Cash and cash equivalents at beginning of year .....    1,082,184     1,460,866
                                                      -----------   -----------

Cash and cash equivalents at end of year ...........  $   896,277   $ 1,300,055
                                                      ===========   ===========

                        See notes to financial statements

                 CANCER TREATMENT HOLDINGS, INC. & SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
 ------------------------------------------------------------------------------

1.   Basis of Presentation:

The accompanying unaudited financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended November 30, 2002 and 2001 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10KSB) filed with the Securities and Exchange Commission for the year ended May 31, 2002.


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

3. Write off of receivables:

The receivables associated with the consulting work rendered to the formerly owed Florida Cancer Treatment Center, which was secured by the real estate of such treatment center, has been determined that the cost associated with pursuing the of recovery such outstanding receivables will be greater than the recorded value. As a result of the costs exceeding the benefit of pursuing the collection of such receivables, the Company has decided to write off such receivables and cease their collection effects.


4.  Commitments and Contingencies:

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

The Company and LRT have been sued by Citicorp Vendor Finance, Inc. ("Citicorp") in the Superior Court of New Jersey, which claims that there has been a default by the Logan partnership in its obligations to Citicorp, the equipment lessor. The suit was commenced in November 2000 and the Company has settled such suit in August 14, 2001. The Company entered into a settlement with Citibank under which the potential liability of CTH was reduced to $500,000 (plus legal expenses of about $8,000) from an estimated amount of around $750,000. In addition, Citicorp agreed to release the Company from any further guarantees when the Hospital and LRT form a new entity and CTH disposed of its interest. If CTH were called to honor its guarantee, the payout would be at an annual percentage rate of 7% over 72 months commencing on July 1, 2002, with a 35% balloon, resulting in payments of about $6,500 per month. Management believes that such guarantee is not likely to be called due to an expected ultimate disposition of the Companies interest in Logan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       Results of Operations

During the past fiscal year, the Company was engaged in structuring and commencing two new business ventures in the fields of IT-Enabled Services and water treatment, in particular the on-site generation of chlorine and related gases.

In connection with its business in the field of IT-Enabled Services, the Company entered the market for IT-Enabled services, such as medical transcription, billing and collecting, bookkeeping and claims processing services by affiliating with IDS Infotech, Ltd. ("IDS")an Indian-based IT-Enabled Service provider. However, it became apparent that IDS could not deliver services that met with the stringent accuracy standards established by the Company. Consequently, CTH severed the relationship.

The Company is in the process of negotiating with other Indian providers of IT-Enabled Services and has set up a small office in Delhi that provides accounting services to U.S. clients. The Company also plans to enter the voice-based call center business, with special emphasis on help-desk applications.

In the water treatment area, the Company has received patent protection for the "Chlorinator', a device for the generation of chlorine and related gases, in the U.S. and nine key international markets, and has been exploring possible marketing alliances.

The Company had been entitled to receive payments for consulting services rendered by its President. The payor for such services had been in default with respect to the payments since February 1999. The Company pursued recourse against a building which securitized the payment obligation and reached under which the Company received an option (the "Option") to acquire the building for about $670,000 (including closing costs and the assumption of delinquent tax obligations) compared to an appraised value of $750,000. In order to secure the option, the Company made a non-refundable down payment of $50,000 (the "Down Payment"). Subsequent to the acquisition, the Company had planned to sell the building. However, when it became apparent that the Company would not be able to obtain a mortgage to finance the acquisition of the building without personal guarantees, the Board decided not to exercise the Option. The Board also authorized the President to pursue the acquisition of the building for his own account provided he return the Down Payment to the Company.

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

         The Company reported a net operating loss carryforward of $4,039,000 as of November 30, 2002.

2.       Liquidity and Capital Resources

The cash received by the Company associated with consummation of its fiscal 1998 sale transaction has substantially been invested in its two new business ventures. These ventures are in development, but the working capital committed to the ventures is expected to satisfy all of their working capital needs until they become revenue producing in fiscal 2003.

During fiscal 2001, Citicorp Vendor Finance, Inc. ("Citicorp") commenced an action in the Superior Court of the State of New Jersey to recover amounts allegedly due from the Company as a result of its guarantee of amounts due by the Logan partnership (the "Cencer Center"), which was in default of its payment obligations to the equipment lessor owing to the bankruptcy of Logan Hospital, the Company's joint-venture partner. During August 2001, the action was settled by agreement which provides that the potential liability of CTH is reduced to $500,000 (plus legal expenses of approximately $8,000) from an estimated amount of approximately $750,000. In addition, Citicorp agreed to release the Company from any further guarantees if another credit-worthy entity were to acquire the venture. If CTH were called to honor its guarantee, the pay-out would be at an annual percentage rate of 7% over 72 months, with a 35% balloon, resulting in payments of approximately $6,500 per month.

Effective December 30, 2002, most of the assets of Logan Hospital were acquired by Lifepoint Hospitals, Inc. ("Lifepoint"), a chain of rural hospitals. The Company has retained an investment advisor to help it in trying to sell its interest in the Cancer Center, either to Lifepoint or other buyers. Effective December 31, 2002, the Company invested $400,000 for a 61.5% interest in a first mortgage of $1,320,000 on the building housing the Cancer Center which had been appraised at $2.5 million. The Company anticipates that the building will be sold as part of the restructuring of Logan Hospital and that the mortgage will be prepaid at its face value.

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

                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit  Description
         -------  -----------

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Current Report on Form 8-K:

         None.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CANCER TREATMENT HOLDINGS, INC.

January 24, 2002                    By: /s/ Ullrich Klamm, Ph.D.
                                        --------------------------
                                        Ullrich Klamm, Ph.D.,
                                        Chief Executive Officer & Secretary

                                 CERTIFICATION

I, Ullrich Klamm, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cancer Treatment Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material; that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003
                                    /s/ Ullrich Klamm, Ph.D
                                    Ullrich Klamm, Ph.D
                                    Chief Executive Officer and
                                    Chief Financial Officer