Form 10QSB
period 2003-02-28
CANCER TREATMENT HOLDINGS INC
filed 2003-04-23
CIK 832092

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

                [X] Quarterly report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended February, 2002

   [ ] Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from ________ to _________ .


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


                        120 WEST 44TH STREET (SUITE 601)
                               NEW YORK, NY 10036
                    ----------------------------------------
                    (Address of principal executive offices)


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

                           (Check One): Yes [ ] No [X]

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                          Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of February 28,
                  2003 and May 31, 2002 ....................................2

                  Consolidated Statements of Operations for the
                  Nine Months Ended February 28, 2003
                  and 2002 .................................................3

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended February 28, 2003 and 2002 .............4

                  Notes to Consolidated Financial Statements ...............5


         Item 2.  Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations ............8

         Item 3.  Controls and Procedures .................................10


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings .......................................10

         Item 2.  Changes in Securities ...................................10

         Item 3.  Defaults Upon Senior Securities .........................10

         Item 4.  Submission of Matters to a Vote of Security-Holders .....10

         Item 5.  Other Information .......................................10

         Item 6.  Exhibits and Reports on Form 8-K ........................10


SIGNATURES ................................................................11

CERTIFICATIONS ............................................................12

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                     February 28,     May 31,
                                                         2003          2002
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)
CURRENT ASSETS:

   Cash and cash equivalents .....................   $   398,300    $ 1,082,184
   Other receivables .............................             -        163,641
   Prepaid amounts ...............................         4,800             46
                                                     -----------    -----------
       TOTAL CURRENT ASSETS ......................       403,100      1,245,871

   Investment in partnership .....................       650,000              -
   Intangibles ...................................       142,491        156,534
                                                     -----------    -----------

   TOTAL ASSETS ..................................   $ 1,195,590    $ 1,402,405
                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable & accrued liabilities ........   $    91,561    $    98,522
   Current portion - long term debt ..............        41,474              -
   Minority interest obligations .................       250,000         77,827
                                                     -----------    -----------

       TOTAL CURRENT LIABILITIES .................       383,035        176,349
                                                     -----------    -----------

   Long term debt ................................       462,820              -

STOCKHOLDERS' EQUITY:

   Common stock, $ .003 par value,
       50,000,000 shares authorized,
       3,495,760 issued and outstanding ..........        10,487         10,487
   Paid in capital ...............................     5,163,105      5,163,105
   Accumulated deficit ...........................    (4,543,776)    (3,667,455)
                                                     -----------    -----------
                                                         629,816      1,506,137
   Treasury stock : 159,284 shares, at cost ......      (280,081)      (280,081)

                                                     -----------    -----------
   TOTAL STOCKHOLDERS' EQUITY ....................       349,735      1,226,056
                                                     -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....   $ 1,195,590    $ 1,402,405
                                                     ===========    ===========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                 Nine months ended        Three months ended
                                    February 28,              February 28,
                              -----------------------   -----------------------
                                 2003         2002         2003          2002
                              ----------   ----------   ----------   ----------

Revenue:
Fee income .................. $   20,435   $   36,189   $        -   $   22,716
Interest income .............      9,590       24,038          582        6,609
                              ----------   ----------   ----------   ----------

Total revenue ...............     30,025       60,227          582       29,325

Operating expenses:
General and administrative ..    300,530      321,968       95,913      113,182
Logan guarantee .............    430,173            -      430,173            -
Write off of receivables ....    161,600            -            -            -
Depreciation and amortization     14,043       14,057        4,681        4,686
                              ----------   ----------   ----------   ----------

Total operating expenses ....    906,346      336,025      530,767      117,867
                              ----------   ----------   ----------   ----------

Operating loss ..............   (876,321)    (275,798)    (530,185)     (88,542)
                              ----------   ----------   ----------   ----------

Equity in loss of partnership          -            -            -            -
                              ----------   ----------   ----------   ----------

Net loss .................... $ (876,321)  $ (275,798)  $ (530,185)  $  (88,542)
                              ==========   ==========   ==========   ==========

Per share data:

Net loss per share .......... $    (0.26)  $    (0.08)  $    (0.16)  $    (0.03)
                              ==========   ==========   ==========   ==========

Weighted average number of
  shares outstanding ........  3,336,476    3,336,476    3,336,476    3,336,476
                              ==========   ==========   ==========   ==========

                       See notes to financial statements.

                CANCER TREATMENT HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine months ended
                                                           February 28,
                                                     -------------------------
                                                         2003          2002
                                                     -----------   -----------

 Cash flows from operating activities:
   Net loss .......................................  $  (876,321)  $  (275,798)
   Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization ................       14,043        14,057
     Write off of bad debts .......................      161,600             -
     Change in operating assets and liabilities
       Other receivables ..........................        2,041       (27,782)
       Prepaid amounts ............................       (4,754)        7,299
       Accounts payable, accrued payroll and
         related benefits .........................       (6,961)       21,471
                                                     -----------   -----------

       Net cash used by operating activities ......     (710,351)     (260,754)

 Cash flows used by investing activities:
   Investment in partnership ......................     (650,000)            -
                                                     -----------   -----------
       Net cash flows used by investing activities:     (650,000)            -
                                                     -----------   -----------

 Cash flows provided by financing activities:
   Net assumption of long term debt ...............      430,173             -
   Repayment of long term debt ....................       (3,706)            -
   Increase in minority investment ................      250,000             -
                                                     -----------   -----------
       Net cash flows used by investing activities:      676,467             -
                                                     -----------   -----------

 Net decrease in cash and cash equivalents ........     (683,884)     (260,754)

 Cash and cash equivalents at beginning of year ...    1,082,184     1,460,866
                                                     -----------   -----------

 Cash and cash equivalents at end of year .........  $   398,300   $ 1,200,113
                                                     ===========   ===========

                        See notes to financial statements

                 CANCER TREATMENT HOLDINGS, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:

The accompanying unaudited financial statements for Cancer Treatment Holdings, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended February 28, 2003 and 2002 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10KSB) filed with the Securities and Exchange Commission for the year ended May 31, 2002.

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 on "Accounting for Costs Associated with Exit or Disposal Activities". This SFAS applies to costs associated with an "exit activity" that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to the following: termination benefits associated with involuntary terminations, terminating contracts that are not capital leases and costs to consolidate facilities or relocate employees. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. This Statement addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to

                 CANCER TREATMENT HOLDINGS, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company currently does not believe adopting such standards will have a material effect on the presentation of the financial statements.

During 2002, the FASB issued SFAS No. 145, 147 and 148, which were merely amendments to existing SFAS's or other accounting pronouncements.

The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143, SFAS No. 144 and SFAS No. 146 is not expected to have a material effect on the Company's financial position, results of operations and cash flows

3.       WRITE OFF OF RECEIVABLES:

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

4.       INVESTMENT IN HUNTINGTON MORTGAGE PARTNERS

On December 31, 2002, the Company invested $650,000, with $250,000 from individual investors, for the purchase of a $1,320,683.95 non-performing promissory note secured by a 22,000 sq. ft. building in Holden, West Virginia. This promissory note was purchased from a bank and is a first lien on the aforementioned property. The promissory note bears interest at approximately 4.8% per annum. A current appraisal on the building, values the building at $2,500,000. The building currently stores the equipment, which the Company owns through a joint venture with Logan General Hospital, Inc. in Logan Radiation Therapy, Inc. This equipment is the same equipment, which the Company has been called upon to repay certain indebtedness discussed in Note 5, below. The Company invested $400,000 for a 61.54% ownership in Huntington Mortgage Partners "the HMP Partnership" which holds the promissory note on this building, Approximately 19.23% of the HMP Partnership is owned by the President of the Company and his wife, whereby they invested $125,000 for their ownership percentage. The remaining ownership percentage of HMP Partnership of 19.23% is owned by unrelated individuals.

The Company expects to have the building sold in the next six months to pay off the full balance of the promissory note plus accrued interest. Interest is not getting recorded on the promissory note due the buildings distressed financial position. Any interest received upon the repayment of the promissory note will be recorded upon receipt.

                 CANCER TREATMENT HOLDINGS, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       LONG TERM DEBT:

CTI of West Virginia, Inc. is a wholly owned subsidiary of the Company. CTI of West Virginia, Inc. owns 51% of the equity of Logan Radiation Therapy, Inc., a Delaware corporation ("LRT"). The other 49% is owned by Hospital Diagnostic Equipment Corp. LRT is a 50.5% partner with the Logan Medical Foundation (a not-for-profit hospital; the "Hospital"). The partners had been attempting to establish a radiation therapy center for the treatment of cancer ("the Center") in Logan, West Virginia over the past several years.

As a principal of Logan Radiation Therapy, Inc. ("LRT"), a partner in the Southern West Virginia Cancer Treatment Center ("Logan"), the Company has guaranteed certain Copelco Capital, Inc. ("Copelco") lease liabilities of Logan amounting to $508,000 as of October 31, 2002. Logan General Hospital, Inc. (the "Hospital"), LRT's partner in the Logan venture, has sought relief under Chapter 11 of the U.S. Bankruptcy laws and has ceased making required capital contributions to Logan. Accordingly, Logan's lease payments to Copelco went into default. The Hospital has sold most of its assets (not including its interest in the Center) and is paying off its liabilities and expects to end up a with a cash surplus in excess of $15 million. The minority interest obligations recorded of $77,827 directly related to a portion of the potential guarantee. The lease liability was collateralized by the original equipment purchased, which per a current inspection, such equipment could be operational with minimal work.

The Company and LRT have been sued by Citicorp Vendor Finance, Inc. ("Citicorp") in the Superior Court of New Jersey, which claims that there has been a default by the Logan partnership in its obligations to Citicorp, the equipment lessor. The suit was commenced in November 2000 and the Company has settled such suit in August 14, 2001. The Company entered into a settlement with Citibank under which the potential liability of CTH was reduced to $500,000 (plus legal expenses of about $8,000) from an estimated amount of around $750,000. LRT had negotiated its own guarantee settlement. In addition, Citicorp had agreed to release the Company from any further guarantees when or if the Hospital and LRT formed a new entity and CTH disposed of its interest. Since the Hospital has not sold this equipment and is not willing to pay any further capital contributions for the start up of the Center, Citicorp has called the Company's guarantee on this debt. The Company has recorded a $430,173 loss on this debt guarantee, since Citicorp has since demanded payments begin to be made on the guarantee. The payout is at an annual percentage rate of 7% over 72 months commencing on March 1, 2003, with a 35% balloon, resulting in payments of about $6,670.57 per month.

The Company will seek to recover some of its losses through the sale of the Center and explore the possibilities to sue Logan Medical Foundation for damages.

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

The Company has been entitled to receive payments for consulting services rendered by its President. The payor for such services had been in default with respect to the payments since February 1999. The Company pursued recourse against a building which securitized the payment obligation and reached under which the Company received an option (the "Option") to acquire the building for about $670,000 (including closing costs and the assumption of delinquent tax obligations compared to an appraised value of $750,000. In order to secure the option, the Company made a non-refundable down payment of $50,000 (the "Down Payment"). Subsequent to the acquisition, the Company had planned to sell the building. However, when it became apparent that the Company would not be able to obtain a mortgage to finance the acquisition of the building without personal guarantees, the Board decided not to exercise the Option. The Board also authorized the President to pursue the acquisition of the building for his own account provided he return the Down Payment to the Company. Since then, the President has acquired the building and returned the Down Payment to the Company.

During fiscal 2002, the Company received revenues from the IT-Enabled segment of its business. These revenues were discontinued with the severance of the Company's affiliation with IDS. The Company expects to resume the receipt of revenues related to this business segment when it establishes a new relationship with an alternative provider of IT-Enabled Services anticipated to occur during fiscal 2004.

         The Company reported a net operating loss carryforward of $2,900,000 as of February 28, 2003.

2.       LIQUIDITY AND CAPITAL RESOURCES

The cash received by the Company associated with consummation of its fiscal 1998 sale transaction has substantially been invested in its two new business ventures and in the purchase of a mortgage note. These ventures are in development, but the working capital committed to the ventures is expected to satisfy all of their working capital needs until they become revenue producing in fiscal 2004.

During fiscal 2001, Citicorp Vendor Finance, Inc. ("Citicorp") commenced an action in the Superior Court of the State of New Jersey to recover amounts allegedly due from the Company as a result of its guarantee of amounts due by the Logan partnership (the "Cancer Center"), which was in default of its payment obligations to the equipment lessor owing to the bankruptcy of Logan Hospital, the Company's joint-venture partner. During August 2001, the action was settled by agreement which provides that the potential liability of CTH is reduced to $500,000 (plus legal expenses of approximately $8,000) from an estimated amount of approximately $750,000. The pay-out calls for a term of 72 months at an annual percentage rate of 7%, with a 35% balloon, resulting in payments of approximately $6,600 per months. Beginning March 1, 2003, CTH has begun making payments under this settlement.

Effective December 30, 2002, most of the assets of Logan Hospital (not including the Hospital's interest in the Cancer Center) were acquired by Lifepoint Hospitals, Inc. ("Lifepoint"), a chain of rural hospitals. After paying off its creditors, Logan Hospital expects to end up with a cash surplus in excess of $15 million. However, the Hospital has informed LRT that it does not plan to make further capital contributions require to finish and open the Center. Consequently, the Company has retained an investment advisor to help it in trying to sell the Cancer Center, either to Lifepoint or other buyers. In addition, the Company is exploring ways to sue Logan Hospital for damages.

On December 31, 2002, the Company invested $650,000, with $250,000 from individual investors, for the purchase of a $1,320,683.95 non-performing promissory note secured by a 22,000 sq. ft. building (which houses the Cancer Center)in Holden, West Virginia. This promissory note was purchased from a bank and is a first lien on the aforementioned property. The promissory note bears interest at approximately 4.8% per annum. A current appraisal on the building, values the building at $2,500,000. The Company invested $400,000 for a 61.54% ownership in Huntington Mortgage Partners "the HMP Partnership" which holds the promissory note on this building, Approximately 19.23% of the HMP Partnership is owned by the President of the Company and his wife, whereby they invested $125,000 for their ownership percentage. The remaining ownership percentage of HMP Partnership of 19.23% is owned by unrelated individuals.

The Company expects to have the building sold in the next six months to pay off the full balance of the promissory note plus accrued interest. Interest is not getting recorded on the promissory note due the buildings distressed financial position. Any interest received upon the repayment of the promissory note will be recorded upon receipt.

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

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, Cancer Treatment Holdings, Inc. ("the Company") carried out an evaluation, under the supervision and the participation of the Company's management, including the Company's Chief Executive Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Secretary concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGE IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) CURRENT REPORT ON FORM 8-K:

         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CANCER TREATMENT HOLDINGS, INC.

April 23, 2003                      By: /s/ Ullrich Klamm, Ph.D.
                                        --------------------------
                                        Ullrich Klamm, Ph.D.,
                                        Chief Executive Officer & Secretary

                                 CERTIFICATIONS

         I, Ullrich Klamm, Chief Executive Officer and acting Chief Financial Officer of Cancer Treatment Holdings, Inc., hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB (the "Report") of Cancer Treatment Holdings, Inc..;

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

    i. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Report is being prepared;

    ii. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

    iii.presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

    i. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 23, 2003        By: /s/ Ullrich Klamm, Ph.D.
                                 ------------------------
                                 Ullrich Klamm, Ph.D.
                                 Chief Executive Officer
                                 and acting Chief Financial Officer